Form 10-K
period 2016-12-31
Diverse Development Group Inc.
filed 2017-04-10
CIK 1672897

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-K

 (Mark One)
  [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended December 31, 2016

   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR
             15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from to

                  Commission file number 000-55634

                   DIVERSE DEVELOPMENT GROUP, INC.
       (Exact name of registrant as specified in its charter)

    Delaware                                           81-2338251
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                   Identification No.)

                         4819 Wood Pointe Way
                       Sarasota, Florida 34233
             (Address of principal executive offices) (zip code)

Registrant's telephone number, including area code:  617-510-1777

Securities registered pursuant to Section 12(b) of  the Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

                   Common Stock, $.0001 par value per share
                    (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
                                                [ ] Yes    [ X ] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

                                                   [ ] Yes [ X ] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                   [ X ] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation
S-T (Section 232.405 of this chapter) during the preceding 12 months
(or for such shorter period that the registrant was required to submit and post such files).

                                                   [ X ] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                                   [ X ] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer", "non-accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated filer [ ]         Accelerated filer [ ]
Non-accelerated filer   [ ]         Smaller reporting company [X ]
(do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).

                                               [ X ] Yes [ ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

                                                      $ 0

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

   Class                                       Outstanding at
                                               April 10, 2017

Common Stock, par value $0.0001                7,115,000 shares
                                               common stock

Documents incorporated by reference:           Form 10-12G filed
                                               May 2, 2016

                              PART I
Item 1. Business

Diverse Development Group, Inc. (formerly Topaz Island
Acquisition Corporation ("Diverse" or the "Company") was incorporated on Aprili 4, 2016 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.

In May, 2016, the Company registered its common stock on a Form
10 registration statement filed pursuant to the Securities Exchange Act of 1934 and Rule 12(g) thereof. The Company files with the Securities and Exchange Commission periodic andcurrent reports under Rule 13(a) of the Exchange Act, as a public reporting company.

On December 17, 2016, the following events occurred which resulted in a change of control of the Company:

       The then two sole shareholders of the Company contributed back to the Company an aggregate of 19,400,000 of the then
       20,000,000 shares of outstanding common stock valued at par.

       James Cassidy the then president, secretary and director and James McKillop the then vice president and director each resigned as officers and directors of the Company.

       Christopher Kiritsis was named the sole director and officer (President and Treasurer) of the Company.

On December 18, 2016, the Company issued 6,100,000 shares of its common stock for an aggregate of 6,700,000 shares of common stock.

The Company has been in the developmental stage since inception.
The Company was originally formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

Subsequent to the change in control, the Company's primary objective is to buy, sell and develop real estate assets located within the United States. However unlike traditional real estate investment groups, the Company intends to operate using cash and little debt. Should the Company at any time require debt financing to fulfill its business plan, the Company intends to use short-term loans only.

The Company's philosophy is that by using cash for the Company's endeavors and by utilizing a development and purchase model using a blend of existing assets with stabilized cash flows and ground-up development projects, it will be able to sustain a cash flow with no debt while maintaining significant assets. The Company also aims to keep overhead low and limit expenses, as they relate to soft costs. the Company intends to utilize funds pooled from investors to directly invest in income-yielding properties. The Company will primarily invest in diversified credit tenant investment-grade properties with long-term leases.

The Company's strategic roadmap includes it investing approximately
10% of its capital for higher return ground-up land development projects. Income will be largely generated from rent and capital gains from development projects. The Company will not have any debt other than an occasional short term loan that is project-specific.

The Company has filed a registration statement on Form S-1 with the Securities and Exchange Commission for the sale of 1,015,000 shares of common stock by the holders thereof at $.15 per share. None of the proceeds from such sale will go to the Company.

As of the date covered by this Report, the Company has no employees and one officer and director.

The Company has entered into an agreement with Tiber Creek to assist it in becoming a public reporting company and for its introduction to brokers and market makers.

As of December 31, 2016, the Company had not generated revenues and had no income or cash flows from operations since inception. At
December 31, 2016, the Company had sustained net loss of $6,769 and an accumulated deficit of $6,769.

The Company's independent auditors have issued a report raising substantial doubt about the Company's ability to continue as a going concern. As of the period covered by this Report, the Company has no operations and the continuation of the Company as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations and/or to successfully locate and negotiate with a business entity for the combination of that target company with the Company.

Management of the Company will pay expenses incurred by the Company. Management does not expect any repayment for such paid expenses.

There is no assurance that the Company will ever be profitable.

Subsequent Events

After the date covered by this report, the Company issued an aggregate of 415,000 shares of common stock at par to 36 shareholders pursuant to Section 4(2) of the Securities Act of 1933 as a private offering of its securities.

On February 21, 2017, the Company filed a registration statement on Form S-1 pursuant to the Securities Act of 1933 to register
1,015,000 shares of common stock held by the shareholders for sale by such shareholders.

As of the date of this report, that registration statement is not effective and no shares have been registered for sale by such shareholders.

Item 2. Properties

The Company has no properties and at this time has no agreements to acquire any properties. The Company currently uses the offices of Management at no cost to the Company.

Item 3. Legal Proceedings

There is no litigation pending or threatened by or against the Company.

Item 4. Mine Safety Disclosures.

Not applicable.

                           PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is currently no public market for the Company's securities.

Following a business combination or other development of its business plan, the Company may apply for its common stock to trade in one or more United States securities markets.

At such time as it qualifies, the Company may choose to apply for quotation of its securities on the OTC Bulletin Board.

The OTC Bulletin Board is a dealer-driven quotation service.
Unlike the Nasdaq Stock Market, companies cannot directly apply to be quoted on the OTC Bulletin Board, only market makers can initiate quotes, and quoted companies do not have to meet any quantitative financial requirements. Any equity security of a reporting company not listed on the Nasdaq Stock Market or on a national securities exchange is eligible.

As such time as it qualifies, the Company may choose to apply for quotation of its securities on the Nasdaq Capital Market.

In general there is greatest liquidity for traded securities on the Nasdaq Capital Market and less on the OTC Bulletin Board. It is not possible to predict where, if at all, the securities of the Company will be traded following a business combination.

Since inception, the Company has sold securities which were not registered as follows:

                                       NUMBER OF
DATE                NAME               SHARES       CONSIDERATION
April 4, 2016      James Cassidy (1)   10,000,000    Services
                 9,700,000 contributed back to the Company

April 4, 2016      James McKillop      10,000,000    Services
                 9,700,000 contributed back to the Company

December 18, 2016    Christopher
                    Kiritsis(2)        6,100,000     Services

January 1, 2017 -   36 Investors         415,000     Par
February 20, 2017

(1) James M. Cassidy, the former president and a former director of the Company, is the sole shareholder and director of Tiber Creek Corporation,a Delaware corporation, which company has agreed to assist the Company in introductions to the brokerage community.

(2) Christopher Kiritsis is the current sole officer and director of the Company.

Item 6. Selected Financial Data.

There is no selected financial data required to be filed for a smaller reporting company.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company has no operations nor does it currently engage in any business activities generating revenues.

As of December 31, 2016, the Company had not generated revenues and had no income or cash flows from operations since inception. At December 31, 2016, the Company had sustained net loss of $6,769.

The Company's independent auditors have issued a report raising substantial doubt about the Company's ability to continue as a going concern. At present, the Company has no operations and the continuation of the Company as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations and/or to successfully locate and negotiate with a business entity for the combination of that target company with the Company.

Management will pay all expenses incurred by the Company. There is no expectation of repayment for such current expenses.

The sole officer and director of the Company is the also the majority shareholder of the Company holding 6,100,000 shares of the aggregate 7,115,000 or 86%.

Subsequent to the Period covered by this report, the Company effected a change in control.

Pursuant to the change in control, the Company's primary objective is to buy, sell and develop real estate assets located within the United States. However unlike traditional real estate investment groups, the Company intends to operate using cash and little to no debt. Should the Company at any time require debt financing to fulfill its business plan, the company shall target short-term loans only.

The Company's philosophy is that by using cash for the Company's endeavors and by utilizing a development and purchase model using a blend of existing assets with stabilized cash flows and ground-up development projects, the Company will be able to amass and sustain a strong cash flow with no debt all while maintaining significant assets on the Company's books. The Company also aims to keep overhead low and limit expenses, as they relate to soft costs.

The Company intends to utilize funds pooled from investors to directly invest in income-yielding properties. The Company will primarily invest in diversified credit tenant investment-grade NNN properties with long-term leases. The Company's strategic roadmap includes it investing +/- 10% of its capital for higher return ground-up land development projects. Income will be largely generated from rent and capital gains from development projects. The Company intends not to have any debt other than an occasional short term loan that is project-specific. The Company's purchase of existing investment-grade credit tenant properties should be completed within the first two quarters of total capitalization, generating the cash flow and liquidity needed to continue operations.

2016 Year-End Analysis

The Company has received no income, has had no operations nor expenses, other than Delaware state fees and accounting fees as required for incorporation and for the preparation of the Company's financial statements.

Item 8. Financial Statements and Supplementary Data

The financial statements for the year ended December 31, 2016 are attached hereto.

Item 9. Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure

There were no changes in or disagreements with accountants on accounting and financial disclosure for the period covered by this report.

Item 9A. Controls and Procedures

Pursuant to Rules adopted by the Securities and Exchange Commission, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules. This evaluation was done as of the end of the fiscal year under the supervision and with the participationof the Company's principal executive officer (who is also the principal financial officer). There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation. Based upon that evaluation, he believes that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, summarized and processed timely. The principal executive officer is directly involved in the day-to-day operations of the Company.

Management's Report of Internal Control over Financial Reporting

The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company's officer, its president, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2016, based on the criteria establish in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was not effective as of December 31, 2016, based on those criteria. A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal controls over financial reporting during its fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B. Other information

Not applicable.

                        PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The Directors and Officers of the Company are as follows:

Name                     Age           Positions
-----------------        ---        --------------------------
Christopher Kiritsis      50         President, Secretary,
                                     Treasurer, Director

Management of The Company

The Company has no full time employees. Christopher Kiritsis is the sole officer and director of the Company and its majority shareholder.

There are no agreements or understandings for the officer or director to resign at the request of another person and the above-named officer and director is not acting on behalf of nor will act at the direction of any other person.

Christopher Kiritsis serves as President, Treasurer and sole director of the Company. Mr. Kiritsis has a long career in real estate sales, development consulting. In 1998, he founded the Potomac Group which served as a major developer for several major retailers. Mr. Kiritsis work was primarily focused in Massachusetts, New Hampshire, and Florida. Mr. Kiritsis has been retained by national and local companies and developers to assist in negotiating and completing development plans when such companies and developers have hit obstacles. Mr. Kiritsis is a preferred developer for national companies as well as a residential developer with 29 years experience.

Conflicts of Interest

There are no binding guidelines or procedures for resolving potential conflicts of interest. Failure by management to resolve conflicts of interest in favor of the Company could result in liability of management to the Company. However, any attempt by shareholders to enforce a liability of management to the Company would most likely be prohibitively expensive and time consuming.

Code of Ethics. The Company has not at this time adopted a Code of Ethics pursuant to rules described in Regulation S-K. The Company has two persons who are the only shareholders and who serve as the directors and officers. The Company has no operations or business and does not receive any revenues or investment capital.

The adoption of an Ethical Code at this time would not serve the primary purpose of such a code to provide a manner of conduct as the development, execution and enforcement of such a code would be by the same persons and only persons to whom such code applied. Furthermore, because the Company does not have any activities, there are activities or transactions which would be subject to this code. At the time the Company enters into a business combination or other corporate transactions, the current officer and director will adopt such a code.

Corporate Governance. For reasons similar to those described above, the Company does not have a nominating nor audit committee of the board of directors. At this time, the Company consists of one officer and director. The Company has no activities, and receives no revenues.
At such time that the Company enters into a business combination and/or commences activities, the Company will propose expanding its board of directors and creating committees, including both a nominating and an audit committee. There is no established process by which shareholders to the Company can nominate members to the Company's board of directors. Similarly, however, at such time as the Company has operations and an expanded board of directors, the Company may review and implement, as necessary, procedures for shareholder nomination of members to the Company's board of directors.

Item 11. Executive Compensation

The Company's officer and director does not receive any compensation for services rendered to the Company, nor have they received such compensation in the past. The officers and directors are not accruing any compensation pursuant to any agreement with the Company.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

The Company does not have a compensation committee for the same reasons as described above.

Item 12. Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters

The following table sets forth, as of December 31, 2016, each person known by the Company to be the beneficial owner of five percent or more of the Company's common stock and the director and officer of the Company. The Company does not have any compensation plans and has not authorized any securities for future issuance. Except as noted, the holder thereof has sole voting and investment power with respect to the shares shown.

Name and Address         Amount of Beneficial        Percent of
of Beneficial Owner       Ownership Outstanding      Stock (1)

Christopher Kiritsis      6,100,000                  86%

All Executive Officers    6,100,000                  86%
and Directors as a Group
(1 Person)

(1) Based on 7,115,000 shares of common stock outstanding as of April 10, 2017.

Item 13. Certain Relationships and Related Transactions and

Director Independence

The Company initially issued a total of 20,000,000 shares of common stock pursuant to Section 4(2) of the Securities Act for services performed for the Company with a valuation of an aggregate of $2,000 of which an aggregate of 19,400,000 shares were redeemed, pro rata, from the two shareholders thereof whom may be considered initial promotors. Mr. Cassidy provided services to the Company without charge consisting of preparing and filing the charter corporate documents and preparing the initial registration statement on Form 10 which was filed prior to the change in control.

The Company is not currently required to maintain an independent director as defined by Rule 4200 of the Nasdaq Capital Market nor does it anticipate that it will be applying for listing of its securities on an exchange in which an independent directorship is required. It is likely that Mr. Kiritsis would not be considered an independent director if it were to do so.

Item 14. Principal Accounting Fees and Services.

The Company has no activities, no income and no expenses except for independent audit and Delaware state fees.

The Company's president has donated his time in preparation and filing of all state and federal required taxes and reports.

Audit Fees

The aggregate fees incurred for each of the last two years
for professional services rendered by the independent registered public accounting firm for the audits of the Company's annual financial statements and review of financial statements included in the Company's Form 10-K and Form 10-Q reports and services normally provided in connection with statutory and regulatory filings or engagements were as follows:
                            December 31, 2016
                            -----------------
        Audit-Related Fees     $ 6,000

The Company does not currently have an audit committee serving and as a result its board of directors performs the duties of an audit committee. The board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. The Company does not rely on pre-approval policies and procedures.

                            PART IV

Item 15. Exhibits, Financial Statement Schedules

There are no financial statement schedules nor exhibits filed herewith.

Exhibits:

31      Certification of the Chief Executive Officer and Chief
        Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32      Certification of the Chief Executive Officer and Chief
        Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_____________________________________________________

                   FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm        1

Financial Statements                                          2-5

Notes to Financial Statements                                 6-8

_____________________________________________________

KCCW Accountancy Corp.                    CERTIFIED PUBLIC ACCOUNTANTS


     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Diverse Development Group, Inc.

We have audited the accompanying balance sheet of Diverse Development Group, Inc. (the "Company") as of December 31, 2016, and the related statements of operations, changes in stockholders' deficit and cash flows for the Period from April 4, 2016 (Inception) to December 31, 2016.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. Our audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and the results of its operations and its cash flows from April 4, 2016 (Inception) to December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had no revenues and income since inception. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2, which includes the raising of additional equity financing or merger with another entity. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KCCW Accountancy Corp.

Alhambra, California
April 10, 2017

_____________________________________________________

                           DIVERSE DEVELOPMENT CORPORATION
                                 BALANCE SHEET
          ASSETS                                 December 31, 2016
                                                ------------------

         Current assets

           Cash                                  $            -
                                                 ---------------
              Total assets                       $            -
                                                 ===============

          LIABILITIES AND SHAREHOLDERS' DEFICIT

        Current liabilities

           Accrued liabilities                   $        5,000
                                                 ---------------
             Total liabilities                            5,000
                                                 ---------------

     Stockholders' deficit
        Preferred stock, $0.0001 par value,
        20,000,000 shares authorized; none
        outstanding as of December 31, 2016                 -

        Common stock, $0.0001 par value,
        100,000,000 shares authorized;
        6,700,000 shares issued and
        outstanding as of December 31, 2016                670

      Discount on Common Stock                            (670)

      Additional paid-in capital                         1,769

      Accumulatd deficit                                (6,769)
                                                 ---------------
         Total stockholders' deficit                    (5,000)
                                                 ---------------
         Total liabilities and stockholders'
               deficit                           $           -
                                                ================

The accompanying notes are an integral part of these financial statements.

_________________________________________________________________________

                      DIVERSE DEVELOPMENT CORPORATION
                         STATEMENT OF OPERATIONS

                                                    For the period from
                                                      April 4, 2016
                                                     (Inception) to
                                                    December 31, 2016
                                                    -----------------
         Revenue                                    $           -
         Cost of revenue                                        -
                                                    -----------------
         Gross profit                                           -
                                                    -----------------
         Operating expenses                         $         6,769
                                                    -----------------
         Operating loss                                      (6,769)
                                                    -----------------
         Loss before income taxes                            (6,769)
         Income tax expense                                     -
                                                    -----------------
         Net loss                                   $        (6,769)
                                                    =================
         Loss per share - basic and diluted         $         (0.00)
                                                    =================
         Weighted average shares-basic and diluted        19,290,406
                                                   ------------------

The accompanying notes are an integral part of these financial statements.

_________________________________________________________________________

                        DIVERSE DEVELOPMENT CORPORATION
                       STATEMENT OF STOCKHOLDERS' DEFICIT

                                                                              Total
                          Common Stock      Discount   Additional  Accumu-    Stock-
                     -------------------    on Common  Paid-in     lated      holders'
                      Shares      Amount    Stock      Capital     Deficit    Deficit
                     ----------   -------   ---------  -------     -------    -------
Balance,
April 4, 2016
    (Inception)          -        $ -       $    -     $   -      $   -      $    -

Issuance of
  common stock
  for service      26,100,000     2,610      (2,610)        -         -           -

Redemption
of common stock   (19,400,000)   (1,940)      1,940         -         -           -

Additional paid-in
  capital                -           -          -        1,769        -          1,769

Net loss                 -           -          -           -       (6,769)     (6,769)

Balance,
  December 31,
  2016           6,700,000      $ 670       $ (670)    $ 1,769     $(6,769)    $(5,000)
                ==========    ========      =======    ========    ========    ========
The accompanying notes are an integral part of these financial statements.

                                       4

______________________________________________________________________


                        DIVERSE DEVELOPMENT CORPORATION
                           STATEMENT OF CASH FLOWS

                                                        For the period from
                                                          April 4, 2016
                                                          (Inception) to
                                                         December 31, 2016
                                                         --------------
OPERATING ACTIVITIES
   Net loss                                                 $  (6,769)

Non-cash adjustments to reconcile net loss to net cash:
  Expenses paid for by stockholder and contributed
  as capital                                                    1,769

   Changes in Operating Assets and Liabilities:

        Accrued liability                                       5,000
                                                         -------------
           Net cash (used in) operating activities                 -
                                                         -------------
FINANCING ACTIVITIES

   Proceeds from issuance of common stock                          -

   Proceeds from stockholders contribution                         -
                                                        -------------
   Net cash provided by financing activities                       -
                                                        -------------
   Net increase in cash                                            -

   Cash, beginning of period                                       -
                                                        -------------
   Cash, end of period                                  $          -
                                                        =============
 SUPPLEMENTAL DISLOSURES:
   Cash paid during the period for:
        Income Tax                                      $          -
                                                        =============
   Interest                                             $          -
                                                        =============
 NON-CASH TRANSACTION:
    Common stock issued to officers for no
         consideration                                  $        670
                                                        =============
The accompanying notes are an integral part of these financial statements.

                                    5

______________________________________________________________________

                     DIVERSE DEVELOPMENT CORPORATION
                      Notes to Financial Statements

NOTE 1     NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Diverse DevelopmentCorporation ("Diverse" or "the Company") was incorporated on April 4, 2016 under the laws of the state of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception.

Subsequent to a change in control effected December 17, 2016, the Company's primary objective is to buy, sell and develop real estate assets located within the United States. However unlike traditional real estate investment groups, the Company intends to operate using cash and little debt. Should the Company at any time require debt financing to fulfill its business plan, the Company intends to use short-term loans only.

The Company may develop its business plan through operations or through a business combination with one or more operating entities. Any such combination would take the form of a merger, stock-for-stock exchange or stock-for-assets exchange and be structured to be within the definition of a tax-free reorganization under Section 351 or
Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that the Company will be successful in locating or negotiating with any operating company.

BASIS OF PRESENTATION

The summary of significant accounting policies presented below is designed to assist in understanding the Company's financial statements. Such financial statements and accompanying notes are the representations of the Company's management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America ("GAAP") in all material respects, and have been consistently applied in preparing the accompanying financial statements. The Company has not earned any revenue from operations since inception. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in ASC 915, "Development
Stage Entities." Among the disclosures required by ASC 915, are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity and cash flows disclose activity since the date of the Company's inception. The Company chose December 31 as its fiscal year end.

USE OF ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements,and the reported amounts of revenues and expenses during the reportin periods. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of December 31, 2016.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of December 31, 2016.

___________________________________________________________________________
                      DIVERSE DEVELOPMENT CORPORATION
                       Notes to Financial Statements

INCOME TAXES

Under ASC 740, "Income Taxes," deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2016 there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of December 31, 2016, there are no outstanding dilutive securities.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company follows guidance for accounting for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Additionally, the Company adopted guidance for fair value measurement related to nonfinancial items that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis. The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.
The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

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

NOTE 2 - GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained operating losses of $6,769 during the period ended December 31, 2016. The Company had a working capital deficit of $5,000 and an accumulated deficit of $6,769 as of December 31, 2016. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

________________________________________________________________________

                  DIVERSE DEVELOPMENT CORPORATION
                  Notes to Financial Statements

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern; however, the above condition raises substantial doubt about the Company's ability to do so. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash" ("ASU 2016-18"). The new guidance is intended to reduce diversity in practice by adding or clarifying guidance on classification and presentation of changes in restricted cash on the statement of cash flows. ASU 2016-18 is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted. The amendments in this update should be applied retrospectively to all periods presented. The Company is currently evaluating the impact of adopting ASU 2016-18, which will only impact the Company if it has restricted cash in the future.

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic
230): Classification of Certain Cash Receipts and Cash Payments" ("ASU 2016-15"). ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017. The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. The Company is currently in the process of evaluating the impact of ASU 2016-15 on its condensed financial statements.

In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern". This standard is intended to define management's responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern and to provide related footnote disclosures. Under U.S. GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. Financial reporting under this presumption is commonly referred to as the going concern basis of accounting. The going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities. Currently, U.S. GAAP lacks guidance about management's responsibility to evaluate whether there is substantial doubt about the organization's ability to continue as a going concern or to provide related footnote disclosures. This ASU provides guidance to an organization's management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes.
The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The Company is currently evaluating the impact of this accounting standard.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.

NOTE 4 ACCRUED LIABILITIES

As of December 31, 2016, the Company had accrued professional fees of $5,000.

NOTE 5 STOCKHOLDERS' DEFICIT

On April 4, 2016, the Company issued 20,000,000 founders common stock to two directors and officers pro rata as founder shares for services rendered to the Company, valued at $0.0001 par value per share, for a total of $2,000 of which an aggregate of 19,400,000 were contributed back to the Company on December 17, 2016 for a total valuation of $1,940. On December 18, 2016, the Company issued 6,100,000 shares of its common stock to its then new sole officer and director.

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of December 31, 2016, 6,700,000 shares of common stock and no preferred stock were issued and outstanding.

NOTE 6. SUBSEQUENT EVENTS

After the date covered by this report, the Company issued an aggregate of 415,000 shares of common stock at par to 36 shareholders pursuant to Section 4(2) of the Securities Act of 1933 as a private offering of its securities.

On February 21, 2017, the Company filed a registration statement on Form S-1 pursuant to the Securities Act of 1933 to register
1,015,000 shares of common stock held by the shareholders for sale by such shareholders.

As of the date of this report, that registration statement is not effective and no shares have been registered for sale by such shareholders.

                                 8
_________________________________________________________________

                          SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                DIVERSE DEVELOPMENT CORPORATION

                                By: /s/ Christopher Kiritsis
                                    Christopher Kiritsis, President
                                    Principal executive officer
Dated: April 10, 2017

                                By: /s/ Christopher Kiritsis
                                   Christopher Kiritsis,
                                   Principal financial officer
Dated: April 10, 2017

Pursuant to the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                              OFFICE                    DATE

/s/ Christopher Kiritsis          Director            April 10, 2017