Form 10-K/A
period 2016-12-31
Diverse Development Group Inc.
filed 2017-05-22
CIK 1672897

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-K/A

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

   Class                                       Outstanding at
                                               April 10, 2017

Common Stock, par value $0.0001                7,115,000 shares
                                               common stock

Documents incorporated by reference:           Form 10-12G filed
                                               May 2, 2016

EXPLANATORY NOTE:

This amended 10-K corrects the financial statements to reflect sales of shares of common stock made before December 31, 2016.

                              PART I
Item 1. Business

Diverse Development Group, Inc. (formerly Topaz Island
Acquisition Corporation) ("Diverse" or the "Company") was incorporated on Aprili 4, 2016 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.

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

On December 18, 2016, the Company issued 6,100,000 shares of its common stock at par value to Christopher Kiritsis and at a discount of $610 to Mr. Kiritsis.

After the change in control, on December 30, 2016 the Company issued an additional 415,000 shares of its common stock to 36 investors for an aggregate consideration of $415, or at $0.001 per share.

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

After the change in control, the Company issued an aggregate of 415,000 shares of common stockto 36 shareholders pursuant to
Section 4(2) of the Securities Act of 1933 as a private offering of its securities for an aggregate consideration of $415, or at $0.001 per share.

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

Since inception, the Company has sold securities which were not registered as follows:

                                       NUMBER OF
DATE                NAME               SHARES       CONSIDERATION

April 4, 2016      James Cassidy (1)   10,000,000    Services
                 9,700,000 contributed back to the Company

April 4, 2016      James McKillop      10,000,000    Services
                 9,700,000 contributed back to the Company

December 18, 2016    Christopher
                    Kiritsis(2)        6,100,000     Services

December 30, 2016   36 Investors	 415,000	$415

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

As of December 31, 2016, the Company had not generated revenues and had no income or cash flows from operations since inception other than receipt of $415 from the sale of 415,000 shares of its common stock.

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

On December 18, 2016, the Company issued 6,100,000 shares of its common stock at par value and at a discount of $610 to Mr. Christopher Kiritsis, President and Treasurer of the Company.

After the change in control on December 30, 2016, the Company issued an additional 415,000 shares of its common stock to 36 investors for an aggregate of $415 or at $0.001 per share.

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

Item 9A. Controls and Procedures

Pursuant to Rules adopted by the Securities and Exchange Commission, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules. This evaluation was done as of the end of the fiscal year under the supervision and with the participation of the Company's principal executive officer (who is also the principal financial officer). There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation. Based upon that evaluation, he believes that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, summarized and processed timely. The principal executive officer is directly involved in the day-to-day operations of the Company.

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

Code of Ethics. The Company has not at this time adopted a Code of Ethics pursuant to rules described in Regulation S-K. The Company has only one person who serves as the sole director and officer. The Company has no operations or business and does not receive any revenues or investment capital.

The adoption of an Ethical Code at this time would not serve the primary purpose of such a code to provide a manner of conduct as the development, execution and enforcement of such a code would be by the same person and only person to whom such code applied. Furthermore, because the Company does not have any activities, there are no activities or transactions which would be subject to this code. At the time the Company enters into a business combination or other corporate transactions, the current officer and director will adopt such a code.

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

Item 11. Executive Compensation

The Company's officer and director does not receive any compensation for services rendered to the Company, nor has he received such compensation in the past. The officer and director is not accruing any compensation pursuant to any agreement with the Company.

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

/s/ KCCW Accountancy Corp.

Alhambra, California
May 19, 2017

_____________________________________________________

                           DIVERSE DEVELOPMENT GROUP, INC.
                                 BALANCE SHEET
                                  (RESTATED)

          ASSETS                                 December 31, 2016
                                                ------------------
         Current assets
           Cash                                  $          415
                                                 ---------------
              Total assets                       $          415
                                                 ===============

          LIABILITIES AND SHAREHOLDERS' DEFICIT

        Current liabilities

           Accrued liabilities                   $        5,000
                                                 ---------------
             Total liabilities                            5,000
                                                 ---------------

     Stockholders' deficit
        Preferred stock, $0.0001 par value,
        20,000,000 shares authorized; none
        outstanding as of December 31, 2016                 -

        Common stock, $0.0001 par value,
        100,000,000 shares authorized;
        7,115,000 shares issued and
        outstanding as of December 31, 2016                712

      Discount on Common Stock                            (670)

      Additional paid-in capital                         2,142

      Accumulatd deficit                                (6,769)
                                                 ---------------
         Total stockholders' deficit                    (4,585)
                                                 ---------------
         Total liabilities and stockholders'
               deficit                           $         415
                                                ================

The accompanying notes are an integral part of these financial statements.

_________________________________________________________________________

                      DIVERSE DEVELOPMENT GROUP, INC.
                         STATEMENT OF OPERATIONS
                                (RESTATED)
                                                    For the period from
                                                      April 4, 2016
                                                     (Inception) to
                                                    December 31, 2016
                                                    -----------------
         Revenue                                    $           -
         Cost of revenue                                        -
                                                    -----------------
         Gross profit                                           -
                                                    -----------------
         Operating expenses                                   6,769
                                                    -----------------
         Operating loss                                      (6,769)
                                                    -----------------
         Loss before income taxes                            (6,769)
         Income tax expense                                     -
                                                    -----------------
         Net loss                                   $        (6,769)
                                                    =================
         Loss per share - basic and diluted         $         (0.00)
                                                    =================
         Weighted average shares-basic and diluted       19,363,389
                                                   ------------------

The accompanying notes are an integral part of these financial statements.

_________________________________________________________________________

                        DIVERSE DEVELOPMENT GROUP, INC.
                       STATEMENT OF STOCKHOLDERS' DEFICIT
                                  (RESTATED)
                                                                              Total
                          Common Stock      Discount   Additional  Accumu-    Stock-
                     -------------------    on Common  Paid-in     lated      holders'
                      Shares      Amount    Stock      Capital     Deficit    Deficit
                     ----------   -------   ---------  -------     -------    ----------
Balance,
April 4, 2016
    (Inception)          -        $ -       $    -     $   -      $   -      $       -

Issuance of
  common stock to
  founders for no
  consideration      20,000,000    2,000      (2,000)        -         -              -

Redemption
of common stock     (19,400,000)  (1,940)      1,940         -         -              -

Issuance of
  common stock for
  change in control   6,100,000      610        (610)        -         -              -

Issuance of common
  stock for cash        415,000	      42          -          373       -            415

Additional paid-in
  capital                  -           -          -        1,769        -          1,769

Net loss                   -           -          -           -       (6,769)     (6,769)
                   ----------    -------     --------     -------    --------    ----------
Balance,
  December 31,
  2016             7,115,000      $  712       $ (670)    $2,142     $(6,769)    $(4,585)
                   ==========    ========      =======    ========   =========   =========

The accompanying notes are an integral part of these financial statements.

                                       4

______________________________________________________________________


                        DIVERSE DEVELOPMENT GROUP, INC.
                           STATEMENT OF CASH FLOWS
                                 (RESTATED)
                                                        For the period from
                                                          April 4, 2016
                                                          (Inception) to
                                                         December 31, 2016
                                                         -----------------
OPERATING ACTIVITIES
   Net loss                                                 $  (6,769)

Non-cash adjustments to reconcile net loss to net cash:
  Expenses paid for by stockholder and contributed
  as capital                                                    1,769

   Changes in Operating Assets and Liabilities:

        Accrued liability                                       5,000
                                                         -------------
           Net cash (used in) operating activities                 -
                                                         -------------
FINANCING ACTIVITIES
   Proceeds from issuance of common stock                        415
                                                        -------------
   Net cash provided by financing activities                     415
                                                        -------------
   Net increase in cash                                          415

   Cash, beginning of period                                       -
                                                        -------------
   Cash, end of period                                  $        415
                                                        =============
 SUPPLEMENTAL DISLOSURES:
   Cash paid during the period for:
        Income Tax                                      $          -
                                                        =============
   Interest                                             $          -
                                                        =============
 NON-CASH TRANSACTION:
    Common stock issued to founders for no
         consideration                                  $         60
                                                        =============
    Common stock issued to officer for no
         consideration                                  $         610
                                                        =============

The accompanying notes are an integral part of these financial statements.

                                    5

______________________________________________________________________

                     DIVERSE DEVELOPMENT GROUP,INC.
                      Notes to Financial Statements

NOTE 1     NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Diverse Development Group, Inc. ("Diverse" or "the Company") was incorporated on April 4, 2016 under the laws of the state of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company had cash of $415 as of December 31, 2016.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of December 31, 2016.

___________________________________________________________________________
                      DIVERSE DEVELOPMENT GROUP, INC.
                       Notes to Financial Statements

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

NOTE 2 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company has restated its financial statements as of December 31, 2016 and for the period from April 4, 2016 (inception) to December 31, 2016 to correct errors identified in the Balance Sheet, Statement of Operations, Statement of Stockholders' Deficit, and Statement of Cash Flows. The restatement corrects the following items:

(1) To correct the balances of cash, common stock, additional paid-in capital, and the number of common shares issued and outstanding stated on the Balance Sheet;

(2) To correct the weighted average number of shares stated on the Statement of Operations;

(3) To correct the number of common shares and balances for the issuance of common stock stated on the Statement of Stockholders' Deficit; and

(4) To correct the amount of proceeds from issuance of common stock stated under Financing Activities on the Statement of Cash Flows.

The effects of the adjustments on the Company's previously issued financial statements for the year ended December 31, 2016 are summarized as follows:

___________________________________________________________________________
                      DIVERSE DEVELOPMENT GROUP, INC.
                       Notes to Financial Statements

Selected Balance Sheet information as of December 31, 2016:

                                            Previously      Effect of         As
                                            Reported       Restatement      Restated
                                            ----------     -----------      ----------
 Current assets
    Cash                                   $        -       $      415       $     415
        Total assets                                -              415             415

 Stockholders' deficit
    Common stock                                  670               42             712
    Additional paid-in capital                  1,769              373           2,142
        Total stockholders' deficit            (5,000)             415          (4,585)
        Total liabilities and stockholders'
        deficit                                     -              415             415

  Selected Statement of Operations information for the period from April 4, 2016
  (inception) to December 31, 2016:
                                              Previously      Effect of          As
                                              Reported       Restatement       Restated
                                             ----------      -----------     ------------
  Weighted average shares-basic and
  diluted                                    19,290,406         72,983        19,363,389


  Selected Statement of Stockholders' Deficit information for the period from April 4, 2016 (inception) to December 31, 2016:

                                            Previously      Effect of           As
                                             Reported      Restatement      Restated
                                            ----------     -----------       -----------
Issuance of common stock to founders for
  no consideration - number of shares       26,100,000       (6,100,000)      20,000,000
Issuance of common stock to founders for
  no consideration - Amount of
  Common Stock                             $    2,610     $       (610)      $    2,000
Issuance of common stock to founders for
  no consideration - Discount on Common
  Stock                                        (2,610)             610           (2,000)
Issuance of common stock for change in
  control - Number  of Shares                       -         6,100,000        6,100,000
Issuance of common stock for change in
  control - Amount of Common Stock          $       -      $       610       $       610
Issuance of common stock for change in
  control - Discount on Common Stock                -             (610)             (610)
Issuance of common stock for cash -
  Number of of Shares                               -           415,000          415,000
Issuance of common stock for cash -
  Amount of Common Stock                    $       -      $         42      $        42
Issuance of common stock for cash -
  Additional Paid-in Capital                        -               373              373
Issuance of common stock for cash -
  Total Stockholders' Deficit                       -               415              415
Balance, December 31, 2016 -
  Number of Shares                           6,700,000          415,000        7,115,000
Balance, December 31, 2016 -
  Amount of Common Stock                    $      670      $        42       $      712
Balance, December 31, 2016 -
  Additional Paid-in Capital                     1,769              373            2,142
Balance, December 31, 2016 -
  Total Stockholders' Deficit                   (5,000)             415           (4,585)

   Selected Statement of Cash Flows information for the period from April 4, 2016
   (inception) to December 31, 2016:
                                            Previously      Effect of           As
                                             Reported      Restatement      Restated
                                            ----------     -------------    -----------
FINANCING ACTIVITIES
    Proceeds from issuance of
      common stock                          $        -      $       415      $      415
   Net cash provided by financing
      activities                                     -              415             415
   Net increase in cash                              -              415             415
   Cash, end of period                               -              415             415
NON-CASH TRANSACTION:
    Common stock issued to founders
       for no consideration                        670             (610)             60
    Common stock issued to officer for
        no consideration                             -              610             610


NOTE 3 - GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained operating losses of $6,769 during the period ended December 31, 2016. The Company had a working capital deficit of $4,585 and an accumulated deficit of $6,769 as of December 31, 2016. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

________________________________________________________________________

                  DIVERSE DEVELOPMENT GROUP, INC.
                  Notes to Financial Statements

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

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

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

In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern". This standard is intended to define management's responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern and to provide related footnote disclosures. Under U.S. GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. Financial reporting under this presumption is commonly referred to as the going concern basis of accounting. The going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities. Currently, U.S. GAAP lacks guidance about management's responsibility to evaluate whether there is substantial doubt about the organization's ability to continue as a going concern or to provide related footnote disclosures. This ASU provides guidance to an organization's management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes.
The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. Management believes that the impact of this ASU to the Company's financial statements would be insignificant.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.

___________________________________________________________________________
                      DIVERSE DEVELOPMENT GROUP, INC.
                       Notes to Financial Statements

NOTE 5 - ACCRUED LIABILITIES

As of December 31, 2016, the Company had accrued professional fees of $5,000.

NOTE 6 - STOCKHOLDERS' DEFICIT

On April 4, 2016, the Company issued 20,000,000 founders common stock to two directors and officers pro rata as founder shares for services rendered to the Company, valued at $0.0001 par value per share, for a total of $2,000 of which an aggregate of 19,400,000 were contributed back to the Company on December 17, 2016 for a total valuation of $1,940. On December 18, 2016, the Company issued 6,100,000 shares of its common stock at par value and at a discount of $610 to its then new sole officer and director.

On December 30, 2016, the Company issued an aggregate of 415,000 shares of common stock for an aggregate consideration of $415, or at $0.001 per share to 36 shareholders pursuant to Section 4(2) of the Securities Act of 1933 as a private offering of its securities.

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of December 31, 2016, 7,115,000 shares of common stock and no preferred stock were issued and outstanding.


NOTE 7 - SUBSEQUENT EVENTS

On February 21, 2017, the Company filed a registration statement on Form S-1 pursuant to the Securities Act of 1933 to register
1,015,000 shares of common stock held by the shareholders for sale by such shareholders.

As of the date of this report, that registration statement is not effective and no shares have been registered for sale by such shareholders.

Management has evaluated subsequent events through May 19, 2017, the date which the financial statements were available to be issued. Except for the events disclosed above, all subsequent events requiring recognition have been incorporated into these financial statements in accordance with FASB ASC Topic 855, "Subsequent Events".

                               10
_________________________________________________________________

                          SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                DIVERSE DEVELOPMENT GROUP, INC.

                                By: /s/ Christopher Kiritsis
                                    Christopher Kiritsis, President
                                    Principal executive officer
Dated: May 19, 2017

                                By: /s/ Christopher Kiritsis
                                   Christopher Kiritsis,
                                   Principal financial officer
Dated: May 19, 2017

Pursuant to the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                              OFFICE                    DATE

/s/ Christopher Kiritsis          Director            May 19, 2017