Form 10-Q
period 2017-03-31
Diverse Development Group Inc.
filed 2017-05-25
CIK 1672897

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 000-55634

DIVERSE DEVELOPMENT GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	81-2338251
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4819 Wood Pointe Way

Sarasota, Florida 34233

(Address of principal executive offices) (zip code)

617-510-1777

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated Filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 23, 2017, 7,115,000 shares of the Registrant’s common stock, par value $0.0001 per share, were issued and outstanding.

Diverse Development Group, Inc.

Quarterly Report on Form 10-Q

Period Ended March 31, 2017

PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

DIVERSE DEVELOPMENT GROUP, INC.
CONDENSED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(Unaudited)

ASSETS
Current assets
Cash & cash equivalents	$398	$415
Total Current Assets	398	415

Total assets	$398	$415

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accrued liabilities	$15,000	$5,000

Current liabilities	15,000	5,000

Stockholders' deficit
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none outstanding as of March 31, 2017 and December 31, 2016, respectively	-	-
Common stock; $0.0001 par value, 100,000,000 shares authorized; 7,115,000 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	712	712
Discount on Common Stock	(670)	(670)
Additional paid - in capital	2,142	2,142
Accumulated deficit	(16,786)	(6,769)

Total stockholders' deficit	(14,602)	(4,585)
Total liabilities and stockholders' deficit	$398	$415

The accompanying notes are an integral part of these unaudited condensed financial statements.

3

DIVERSE DEVELOPMENT GROUP, INC.
UNAUDITED CONDENSED STATEMENT OF OPERATIONS

For the Three Months ended March 31, 2017

Revenue	$-
Cost of revenue	-
Gross profit	-

Operating expenses	10,017
Operating loss before income taxes	(10,017)

Income tax expense	-
Net loss	$(10,017)

Loss per share - basic and diluted	$-

Weighted average shares - basic and diluted	7,115,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIVERSE DEVELOPMENT GROUP, INC.
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the Three Months ended March 31, 2017
OPERATING ACTIVITIES
Net loss	$(10,017)
Changes in Operating Assets and Liabilities
Accrued liabilities	10,000
Net cash used in operating activities	(17)

Net decrease in cash & cash equivalents	(17)
Cash & cash equivalents, beginning of period	415

Cash & cash equivalents, end of period	$398

Supplemental cash flow information:
Income tax paid	$-
Interest paid	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIVERSE DEVELOPMENT GROUP, INC.

Notes to Unaudited Condensed Financial Statements

NOTE 1 - NATURE OF OPERATIONS

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

Basis of Presentation

The accompanying condensed balance sheet as of December 31, 2016, which has been derived from the Company's audited financial statements as of that date, and the unaudited interim condensed financial information of the Company as of and for the three months ended March 31, 2017 have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. In the opinion of management, such financial information includes all adjustments considered necessary for a fair presentation of the Company's financial position at such date and the operating results and cash flows for such periods. Operating results for the interim period ended March 31, 2017 are not necessarily indicative of the results that may be expected for the entire year.

Certain information and footnote disclosure normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the United States Securities and Exchange Commission ("SEC"). These unaudited condensed interim financial statements should be read in conjunction with our audited financial statements and accompanying notes included in the Amended Company's Annual Report on Form 10-K/A for the year ended December 31, 2016, filed with the SEC on May 22, 2017.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The cash and cash equivalents were $398 and $415 as of March 31, 2017 and December 31, 2016, respectively.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of March 31, 2017 and December 31, 2016.

INCOME TAXES

Under ASC 740, "Income Taxes," deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2017 and December 31, 2016, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of March 31, 2017 and December 31, 2016, there were no outstanding dilutive securities.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2016, the FASB issued Accounting Standards Update No. 2016-18," Statement of Cash Flows (Topic 230): Restricted Cash" ("ASU 2016-18"). The new guidance is intended to reduce diversity in practice by adding or clarifying guidance on classification and presentation of changes in restricted cash on the statement of cash flows. ASU 2016-18 is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted. The amendments in this update should be applied retrospectively to all periods presented. The Company is currently evaluating the impact of adopting ASU 2016-18, which will only impact the Company if it has restricted cash in the future.

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments" ("ASU 2016-15"). ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows.ASU 2016-15 is effective for fiscal years beginning after December 15, 2017.The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. The Company is currently in the process of evaluating the impact of ASU 2016-15 on its financial statements.

In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern". This standard is intended to define management's responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern and to provide related footnote disclosures. Under U.S. GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. Financial reporting under this presumption is commonly referred to as the going concern basis of accounting. The going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities. Currently, U.S. GAAP lacks guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern or to provide related footnote disclosures. This ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15,2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. Management believes that the impact of this ASU to the Company’s financial statements would be insignificant.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.

NOTE 3 - GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained net losses of $10,017 for the three months ended March 31, 2017. The Company had working capital deficits of $14,602 and $4,585 as of March 31, 2017 and December 31, 2016, respectively. The Company had an accumulated deficit of $16,786 and $6,769 as of March 31, 2017 and December 31, 2016, respectively. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing from its members or other sources, as may be required.

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

NOTE 4 – ACCRUED LIABILITIES

The Company had accrued professional fees of $15,000 and $5,000 as of March 31, 2017 and December 31, 2016, respectively.

NOTE 5 - STOCKHOLDERS' DEFICIT

On April 4, 2016, the Company issued 20,000,000 founders common stock to two directors and officers pro rata as founder shares for services rendered to the Company, valued at $0.0001 par value per share, for a total of $2,000 of which an aggregate of 19,400,000 were contributed back to the Company on December 17, 2016 for a total valuation of$1,940. On December 18, 2016, the Company issued 6,100,000 shares of common stock at par value and at a discount of $610 to its then new sole officer and director.

On December 30, 2016, the Company issued an aggregate of 415,000 shares of common stock for an aggregate consideration of $415, or at $0.001 per share to 36 shareholders pursuant to Section 4(2) of the Securities Act of 1933 as a private offering of its securities.

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of March 31, 2017, 7,115,000 shares of common stock and no preferred stock were issued and outstanding.

NOTE 6 - SUBSEQUENT EVENTS

On February 21, 2017, the Company filed a registration statement on Form S-1 pursuant to the Securities Act of 1933 to register 1,015,000 shares of common stock held by the shareholders for sale by such shareholders. As of the date of this report, that registration statement is not effective and no shares have been registered for sale by such shareholders.

The Company has evaluated subsequent events from the balance sheet date through May 22, 2017, the date at which the financial statements were available to be issued, and has determined that there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events”.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Summary

Diverse Development Group, Inc. ("Diverse" or “the Company") was incorporated on April4, 2016, under the laws of the State of Delaware, and on December 17, 2016, experienced a change of control. The Company's primary objective is to buy, sell and develop real estate assets located within the United States. However, unlike traditional real estate investment groups, the Company intends to operate using cash and little debt. Should the Company at any time require debt financing to fulfill its business plan, the Company intends to use short-term loans only.

Corporate History

Subsequent to a change in control effected December 17, 2016, the Company’s primary objective is to buy, sell and develop real estate assets located within the United States. However unlike traditional real estate investment groups, the Company intends to operate using cash and little debt. Should the Company at any time require debt financing to fulfill its business plan, the Company intends to use short-term loans only.

The Company intends to utilize funds pooled from investors to directly invest in income-yielding properties. The Company will primarily investing diversified credit tenant investment-grade NNN properties with long-term leases. The Company's strategic roadmap includes it investing +/- 10% of its capital for higher return ground-up land development projects. Income will be largely generated from rentand capital gains from development projects. The Company intends not to have any debt other than an occasional short term loan that is project-specific. The Company's purchase of existing investment-gradecredit tenant properties should be completed within the first two quarters of total capitalization, generating the cash flow and liquidity needed to continue operations.

The Company’s independent auditors have expressed substantial doubt as to the ability of the Company to continue as a going concern. Unless the Company is able to generate sufficient cash flow from operations and/or obtain additional financing, there is a substantial doubt as to the ability of the Company to continue as a going concern.

Revenues and Losses

Currently, the Company has no revenues and has not realized any profits. In order to succeed, the Company needs to raise additional funds to execute its strategy to purchase existing investment-grade credit tenant properties.

During the three months ended March 31, 2017, the Company posted net losses of $10,017.

Alternative Financial Planning

The Company has no alternative financial plans at the moment. If the Company is not able to successfully raise monies as needed through a private placement or other securities offering (including, but not limited to, a primary public offering of securities), the Company’s ability to expand its business plan or strategy over the next two years will be jeopardized.

Critical Accounting Policies

Use of Estimates

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires making estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The cash and cash equivalents were $398 and $415 as of March 31, 2017 and December 31, 2016, respectively.

Concentrations and Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of March 31, 2017 and December 31, 2016.

Income Taxes

Under ASC 740, "Income Taxes," deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2017 and December 31, 2016, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

Loss per Common Share

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of March 31, 2017 and December 31, 2016, there were no outstanding dilutive securities.

Fair Value Measurements of Financial Assets and Financial Liabilities

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

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments" ("ASU 2016-15"). ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017. The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. The Company is currently in the process of evaluating the impact of ASU 2016-15 on its financial statements.

In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern". This standard is intended to define management's responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern and to provide related footnote disclosures. Under U.S. GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. Financial reporting under this presumption is commonly referred to as the going concern basis of accounting. The going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities. Currently, U.S. GAAP lacks guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern or to provide related footnote disclosures. This ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. Management believes that the impact of this ASU to the Company’s financial statements would be insignificant.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.

Results of Operations

Three months ended March 31, 2017

The Company generated no revenues and had a net loss of $10,017 for the three months ended March 31, 2017. Company’s net loss was the primary result of $10,000 in professional fees and $17 in service fee paid for use of its bank account.

Liquidity and Capital Resources

The Company had cash of $398 and $415 as of March 31, 2017 and December 31, 2016, respectively. The Company had working capital deficit of $14,602 and $4,585 as of March 31, 2017 and December 31, 2016, respectively.

For the three months ended March 31, 2017 the Company used $17 in its operations. The Company incurred losses of $10,017.

For the three months ended March 31, 2017, the Company is provided by $0 from its financing activities.

The Company does not anticipate that it will generate revenue sufficient to cover its planned operating expenses, and the Company must obtain additional financing in order to develop and implement its business plan and proposed operations. If the Company is not successful in generating sufficient revenues and/or obtaining additional funding to develop its business plan and proposed operations, this could have a material adverse effect on its business, results of operations liquidity and financial condition.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Contractual Obligations

The Company does not have any contractual obligations.

Seasonal Aspects

There were no seasonal aspects of the business that have had a material effect on the financial condition of the Company or results of its operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Company does not currently maintain controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified by the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer, the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2017, have been evaluated, and, based upon this evaluation, the Company’s Chief Executive Officer has concluded that these controls and procedures are not effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

Management and directors will continue to monitor and evaluate the effectiveness of the Company's internal controls and procedures and the Company's internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow. There were no changes in internal control over financial reporting during the quarter ended March 31, 2017.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of March 31, 2017, there were no pending or threatened legal proceedings that could reasonably be expected to have a material effect on the results of our operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of March 31, 2017, 7,115,000 shares of common stock and no shares of preferred stock were issued and outstanding.

The securities identified in this Item were originally pursuant to exemptions from registration requirements relying on Section 4(a)(2) of the Securities Act of 1933 and upon Rule 506 of Regulation D of the Securities Act of 1933 as there was no general solicitation, and the transactions did not involve a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Number	Description

3.1	Certificate of Incorporation (incorporated by reference to our General Form for Registration of Securities on Form 10, filed on May 2, 2016 file number 000-55634)
3.2	Bylaws (incorporated by reference to our General Form for Registration of Securities on Form 10, filed on May 2, 2016, file number 000-55634)
31.1*	Certification of Principal Executive Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

________

* filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIVERSE DEVELOPMENT GROUP, INC.

Dated: May 24, 2017	By:	/s/ Christopher Kiritsis
Christopher Kiritsis
President, Chief Financial Officer

