Form 10-Q
period 2017-06-30
Diverse Development Group Inc.
filed 2017-08-14
CIK 1672897

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to_________

Commission file number 000-55634

DIVERSE DEVELOPMENT GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	81-2338251
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer	☐	Accelerated Filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 14, 2017, 7,115,000 shares of the Registrant’s common stock, par value $0.0001 per share, were issued and outstanding.

Diverse Development Group, Inc.

 Quarterly Report on Form 10-Q

Period Ended June 30, 2017

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements: (unaudited)	3

	Condensed Balance Sheets as of June 30, 2017 (unaudited) and December 31, 2016	3

	Condensed Statements of Operations for the Three and Six months ended June 30, 2017 and for the period from April 4, 2016 (Inception) to June 30, 2016 (unaudited)	4

	Condensed Statements of Cash Flows for the Six months ended June 30, 2017 (unaudited) and for the period from April 4, 2016 (Inception) to June 30, 2016 (unaudited)	5

	Notes to Unaudited Condensed Financial Statements	6-10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations & Plan of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	16

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Mine Safety Disclosures	17

Item 5.	Other Information	17

Item 6.	Exhibits	18

SIGNATURES		19

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

DIVERSE DEVELOPMENT GROUP, INC. CONDENSED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(Unaudited)

ASSETS
Current assets
Cash & cash equivalents	$356	$415
Total current assets	356	415

Total assets	$356	$415

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accrued liabilities	$14,262	$5,000
Note payable - related party	8,258	-

Current liabilities	22,520	5,000

Stockholders' deficit
Preferred stock, $0.0001 par value, 20,000,000 shares	-	-
authorized; none outstanding as of June 30, 2017 and
December 31, 2016, respectively
Common stock; $0.0001 par value, 100,000,000 shares	712	712
authorized; 7,115,000 shares issued and outstanding
as of June 30, 2017 and December 31, 2016, respectively
Discount on common stock	(670)	(670)
Additional paid - in capital	2,142	2,142
Accumulated deficit	(24,348)	(6,769)

Total stockholders' deficit	(22,164)	(4,585)
Total liabilities and stockholders' deficit	$356	$415

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIVERSE DEVELOPMENT GROUP, INC. UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months ended June 30, 2017	For the Six Months ended June 30, 2017	For the period from April 4, 2016 (Inception) to June 30, 2016

Revenue	$-	$-	$-
Cost of revenue	-	-	-
Gross profit	-	-	-

Operating expenses	7,562	17,579	1,562

Net loss before income taxes	(7,562)	(17,579)	(1,562)
Income tax expense	-	-	-
Net loss	$(7,562)	$(17,579)	$(1,562)

Loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)

Weighted average shares - basic and diluted	7,115,000	7,115,000	20,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIVERSE DEVELOPMENT GROUP, INC.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months ended June 30, 2017	For the period from April 4, 2016 (Inception) to June 30, 2016
OPERATING ACTIVITIES
Net loss	$(17,579)	$(1,562)
Non-cash adjustments to reconcile net loss to net cash:
Expenses paid for by stockholder and contributed as capital	-	312
Changes in operating assets and liabilities
Accrued liabilities	9,262	1,250
Net cash used in operating activities	(8,317)	-

FINANCING ACTIVITIES
Proceeds received from notes payable to related party	8,258	-
Net cash provided by financing activities	8,258	-

Net decrease in cash & cash equivalents	(59)	-
Cash & cash equivalents, beginning of period	415	-

Cash & cash equivalents, end of period	$356	$-

Supplemental cash flow information:
Income tax paid	$-	$-
Interest paid	$-	$-

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

Basis of Presentation

The accompanying condensed balance sheet as of December 31, 2016, which has been derived from the Company's audited financial statements as of that date, and the unaudited interim condensed financial information of the Company as of and for the six months ended June 30, 2017 have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. In the opinion of management, such financial information includes all adjustments considered necessary for a fair presentation of the Company's financial position at such date and the operating results and cash flows for such periods. Operating results for the interim period ended June 30, 2017 are not necessarily indicative of the results that may be expected for the entire year.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The cash and cash equivalents were $356 and $415 as of June 30, 2017 and December 31, 2016, respectively.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of June 30, 2017 and December 31, 2016.

INCOME TAXES

Under ASC 740, "Income Taxes," deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2017 and December 31, 2016, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of June 30, 2017 and December 31, 2016, there were no outstanding dilutive securities.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company follows guidance for accounting for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Additionally, the Company adopted guidance for fair value measurement related to nonfinancial items that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis. The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The Six levels of the fair value hierarchy are as follows:

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

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2016, the FASB issued Accounting Standards Update No. 2016-18,"Statement of Cash Flows (Topic 230): Restricted Cash" ("ASU 2016-18").The new guidance is intended to reduce diversity in practice by adding or clarifying guidance on classification and presentation of changes in restricted cash on the statement of cash flows. ASU 2016-18 is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted. The amendments in this update should be applied retrospectively to all periods presented. The Company is currently evaluating the impact of adopting ASU 2016-18, which will only impact the Company if it has restricted cash in the future.

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic230): Classification of Certain Cash Receipts and Cash Payments" ("ASU 2016-15"). ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017. The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. The Company is currently in the process of evaluating the impact of ASU 2016-15 on its financial statements.

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

NOTE 3 - GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained net losses of $17,579 for the six months ended June 30, 2017. The Company had working capital deficits of $22,164 and $4,585 as of June 30, 2017 and December 31, 2016, respectively. The Company had an accumulated deficit of $24,348 and $6,769 as of June 30, 2017 and December 31, 2016, respectively. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing from its members or other sources, as may be required.

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

NOTE 4–ACCRUED LIABILITIES

The Company had accrued professional fees of $14,262 and $5,000 as of June 30, 2017 and December 31, 2016, respectively.

NOTE 5–NOTES PAYABLE – RELATED PARTY

On June 30, 2017 the Company entered into a note payable with a related party to pay certain professional fees related to Company governance and compliance with its registration with the SEC. The terms of the note are due on demand at an interest rate of 6% per annum. As of June 30, 2017 the company $8,258 as note payable to related party. The Company did not have any balances due at December 31, 2016.

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

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of June 30, 2017, 7,115,000 shares of common stock and no preferred stock were issued and outstanding.

NOTE 7 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through August 14, 2017, the date at which the financial statements were available to be issued, and has determined that there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events”.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Summary

Diverse Development Group, Inc. ("Diverse" or “the Company") was incorporated on April 4, 2016, under the laws of the State of Delaware, and on December 17, 2016, experienced a change of control. The Company's primary objective is to buy, sell and develop real estate assets located within the United States. However, unlike traditional real estate investment groups, the Company intends to operate using cash and little debt. Should the Company at any time require debt financing to fulfill its business plan, the Company intends to use short-term loans only.

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

During the six months ended June 30, 2017, the Company posted net losses of $17,579.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The cash and cash equivalents were $356 and $415 as of June 30, 2017 and December 31, 2016, respectively.

Concentrations and Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of June 30, 2017 and December 31, 2016.

Income Taxes

Under ASC 740, "Income Taxes," deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2017 and December 31, 2016, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

Loss per Common Share

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of June 30, 2017 and December 31, 2016, there were no outstanding dilutive securities.

Fair Value Measurements of Financial Assets and Financial Liabilities

The Company follows guidance for accounting for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Additionally, the Company adopted guidance for fair value measurement related to nonfinancial items that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis. The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The Six levels of the fair value hierarchy are as follows:

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

Recent Accounting Pronouncements

In November 2016, the FASB issued Accounting Standards Update No. 2016-18,"Statement of Cash Flows (Topic 230): Restricted Cash" ("ASU 2016-18").The new guidance is intended to reduce diversity in practice by adding or clarifying guidance on classification and presentation of changes in restricted cash on the statement of cash flows. ASU 2016-18 is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted. The amendments in this update should be applied retrospectively to all periods presented. The Company is currently evaluating the impact of adopting ASU 2016-18, which will only impact the Company if it has restricted cash in the future.

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic230): Classification of Certain Cash Receipts and Cash Payments" ("ASU 2016-15"). ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows.ASU 2016-15 is effective for fiscal years beginning after December 15, 2017.The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. The Company is currently in the process of evaluating the impact of ASU 2016-15 on its financial statements.

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

Results of Operations

Six months ended June 30, 2017

The Company generated no revenues and had a net loss of $17,579 for the six months ended June 30, 2017. Company’s net loss was the primary result of $17,523 in professional fees and $56 in service fee paid for use of its bank account.

Three months ended June 30, 2017

The Company generated no revenues and had a net loss of $7,562 for the three months ended June 30, 2017. Company’s net loss was the primary result of $7,520 in professional fees and $42 in service fee paid for use of its bank account.

Period from April 4, 2016 (Inception) to June 30, 2016

The Company generated no revenues and had a net loss of $1,562 for the period from June 4, 2016 (Inception) to June 30, 2016. Company’s net loss was the primary result of $1,250 in professional fee and $312 incorporation expenses.

Liquidity and Capital Resources

The Company had cash of $356 and $415 as of June 30, 2017 and December 31, 2016, respectively. The Company had working capital deficit of $22,164 and $4,585 as of June 30, 2017 and December 31, 2016, respectively.

For the six months ended June 30, 2017 the Company used $8,317 in its operations. The Company also received $8,258 in related party notes. The Company provided $8,258 of financing activities. The Company incurred losses of $17,579.

For the period from April 4, 2016 (Inception) to June 30, 2016, the Company is provided by $0 from its operating activities. The Company incurred losses of $1,562.

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

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer, the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2017, have been evaluated, and, based upon this evaluation, the Company’s Chief Executive Officer has concluded that these controls and procedures are not effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

Management and directors will continue to monitor and evaluate the effectiveness of the Company's internal controls and procedures and the Company's internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow. There were no changes in internal control over financial reporting during the quarter ended June 30, 2017.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of June 30, 2017, there were no pending or threatened legal proceedings that could reasonably be expected to have a material effect on the results of our operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of June 30, 2017, 7,115,000 shares of common stock and no shares of preferred stock were issued and outstanding.

The securities identified in this Item were originally pursuant to exemptions from registration requirements relying on Section 4(a)(2) of the Securities Act of 1933 and upon Rule 506 of Regulation D of the Securities Act of 1933 as there was no general solicitation, and the transactions did not involve a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Number	Description

3.1	Certificate of Incorporation (incorporated by reference to our General Form for Registration of Securities on Form 10, filed on May 2, 2016 file number 000-55634)
3.2	Bylaws (incorporated by reference to our General Form for Registration of Securities on Form 10, filed on May 2, 2016, file number 000-55634))
31.1*	Certification of Principal Executive Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

 _________

* filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIVERSE DEVELOPMENT GROUP, INC.

Dated: August 14, 2017	By:	/s/ Christopher Kiritsis
Christopher Kiritsis
President, Chief Financial Officer

