Form 10-Q/A
period 2017-03-31
Diverse Development Group Inc.
filed 2018-02-21
CIK 1672897

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No. 000-55635

DIVERSE DEVELOPMENT GROUP, INC.
(Exact name of small business issuer as specified in its charter)

DELAWARE	81-2338251
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4819 Wood Pointe Way

Sarasota, Florida 34233

(Address of principal executive offices)

(617) 510-1777

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

As of May 23, 2017, 7,115,000 shares of the Registrant’s common stock, par value $0.0001 per share, were issued and outstanding.

Explanatory Note

This Amendment No. 1 to the Quarterly Report on Form 10-Q (the “Amended Form 10-Q”) of Diverse Development Group, Inc. (the “Company”) amends the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2017, filed with the Securities and Exchange Commission (“SEC”) on May 25, 2017 (the “Original Form 10-Q”), to correct an inadvertent error in the disclosure with respect to status of the Company as a shell company (as defined in Rule 12b-2 of the Act). The Company incorrectly and inadvertently denoted by checkmark that the Company was not a shell company, however under the definition in Rule 12b-2 of the Act the Company is currently a shell company, and shall continue to be so until sufficient assets are assigned or otherwise purchased or acquired by the Company.

Except for the foregoing amended information, no other changes have been made to the Form 10-Q. This Amendment does not reflect events occurring after the filing of the Form 10-Q, does not update disclosures contained in the Form 10-Q, and does not modify or amend the Form 10-Q except as specifically described in this explanatory note. Accordingly, this Amendment should be read in conjunction with our Form 10-Q and our other filings made with the SEC subsequent to the filing of the Form 10-Q, including any amendments to those filings.

Exhibits

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

2

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIVERSE DEVELOPMENT GROUP, INC.

Date: February 21st, 2018	By:	/s/ Christopher Kiritsis
Christopher Kiritsis, President (Principal Executive Officer and Principal Accounting Officer)

3