Form 10-Q/A
period 2017-06-30
Diverse Development Group Inc.
filed 2018-02-21
CIK 1672897

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

Explanatory Note

This Amendment No. 1 to the Quarterly Report on Form 10-Q (the “Amended Form 10-Q”) of Diverse Development Group, Inc. (the “Company”) amends the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2017, filed with the Securities and Exchange Commission (“SEC”) on August 14, 2017 (the “Original Form 10-Q”), to correct an inadvertent error in the disclosure with respect to status of the Company as a shell company (as defined in Rule 12b-2 of the Act). The Company incorrectly and inadvertently denoted by checkmark that the Company was not a shell company, however under the definition in Rule 12b-2 of the Act the Company is currently a shell company, and shall continue to be so until sufficient assets are assigned or otherwise purchased or acquired by the Company.

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

DIVERSE DEVELOPMENT GROUP, INC.

Date: February 21st, 2018	/s/ Christopher Kiritsis
Christopher Kiritsis, President (Principal Executive Officer and Principal Accounting Officer)

3