Form 10-K
period 2017-12-31
Diverse Development Group Inc.
filed 2018-04-19
CIK 1672897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2017

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-55634

Diverse Development Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	30-0993789
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4819 Wood Pointe Way Sarasota, Florida	34233
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 510-1777

Securities registered pursuant to Section 12(b) of the Exchange Act: None.

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common stock, par value $0.0001 per share.

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the bid and asked price of such common equity, as of June 30, 2017 was approximately $0.00, as no trading market has developed for the registrant’s common equity.

As of April 17, 2018, the registrant had 7,115,000 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

DIVERSE DEVELOPMENT GROUP, INC.

ANNUAL REPORT ON FORM 10-K

Use of Certain Defined Terms

Except as otherwise indicated by the context, references in this report to “we,” “us,” “our,” “our Company”, “the Company” or “Diverse Development Group” are to the business of Diverse Development Group, Inc.

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “anticipate,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Annual Report on Form 10-K and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of the Annual Report on Form 10-K. All subsequent written and oral forward-looking statements concerning other matters addressed in this Annual Report on Form 10-K and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Annual Report on Form 10-K.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

PART I

ITEM 1. BUSINESS

Business Overview

Diverse Development Group, Inc. (the “Company” or “DDG”), a Delaware corporation, is a company that is in the business of developing and purchasing real estate across all spectrums of the industry throughout the United States. The Company intends to focus on credit tenant development and acquisitions utilizing a strong balance of holding and selling projects. The Company is a real estate development and investment company that will build a strong portfolio of investment-grade retail and commercial leasing properties through acquisition and the pursuit of opportunistic ground up land developments. The Company intends to utilize market research to diversify its assets nationwide and responsibly optimize its portfolio against risk. Furthermore, the Company is seeking external capital from investors. The company will operate with little to no debt and hopes to be traded on the OTCBB.

Our Corporate History and Background

The Company was incorporated in the State of Delaware in April 2016, and was formerly known as Topaz Island Acquisition Corporation. In May, 2016, Topaz Island Acquisition Corporation filed a registration statement with the Securities and Exchange Commission on Form 10 by which it became a public reporting company.

In December, 2016, the Company implemented a change of control by redeeming shares of existing shareholders, issuing shares to new shareholders, electing new officers and directors and accepting the resignations of its then existing officers and directors. In connection with the change of control, the shareholders of the Company and its board of directors unanimously approved the change of the Company’s name from Topaz Island Acquisition Corporation to Diverse Development Group, Inc.

Business Plan

The Company’s primary objective is to buy, sell and develop real estate assets located within the United States. However unlike traditional real estate investment groups, DDG intends to operate using cash and little to no debt or if debt is required, such debt will be short term, to be repaid within three years or less.

The Company’s philosophy is that by using cash for the Company’s endeavors and by utilizing a development and purchase model using a blend of existing assets with stabilized cash flows and ground-up development projects, DDG will be able to amass and sustain a strong cash flow with little to no debt all while maintaining significant assets on the Company’s books. The Company also aims to keep overhead low and limit expenses, as they relate to soft costs.

The Company intends to utilize funds pooled from investors to directly invest in income-yielding properties. The Company will primarily invest in diversified credit tenant investment-grade NNN properties with long-term leases. The Company’s strategic roadmap includes it investing a portion of its capital for higher return ground-up land development projects. Income will be largely generated from rent and capital gains from ground up development projects. The Company will not have any debt other than an occasional short term loan that is project-specific.

Our Strategy

The Company plans to purchase and develop numerous real estate properties across all spectrums of the industry throughout the United States. The Company also intends to focus on credit tenant development and acquisitions utilizing a strong balance of holding and selling projects.

At the outset of the business, the Company intends to utilize the expertise of its founder to develop 7 Eleven properties in Florida. These developments are ground-up build-to-suite developments that, after build, the Company plans to collect rent from 7- Eleven Corporate and subsequently sell the property on the market.

Florida Development Projects

As of the date of this Report, the Company has identified a project that is entitled for 688 units and 85,000 square feet of retail (the “Development Project”) as well as several single tenant developments with an S&P rating of AA- (the “Ground Up Developments”). Presently the Company’s President and CEO Mr. Kiritsis controls the Development Project and the Ground Up Developments pursuant to certain free-standing leases and deeds that are held by one of two separate single-member Florida Limited Liability Companies, each of which Mr. Kiritsis is the sole member (the “LLC Group”). The LLC Group consists of Potomac Group LA1, LLC, a Florida Limited Liability Company (“PG LA1”) and Sered Joel, LLC, a Florida Limited Liability Company (“Sered”).

As part of the Company’s plan, the Company intends to secure from the LLC Group valid assignment of all development projects under control of the LLC Group in order to generate operational capital. These projects include a 7- Eleven ground up development and a 92 unit patio villa development that is fully entitled and shovel ready on land that is owned outright by PG LA1 (part of the Development Project). The Company also intends to secure from PG LA1 assignment of rights to 18 acres in Placida, Florida, a development located on the water, which includes a restaurant, and existing boat docks (the “Placida Development”). Following assignment, the Company’s intent is to rezone the Placida Development to a Planned Development of Medium Density to allow for build of 150 to 180 condominiums, restaurant improvements and addition of retail space. The Company anticipates that these projects will be assigned to The Company within the first year of its operation to implement its business plan, however it should be noted that no such assignment has taken place to date and the LLC Group is under no legal obligation to go forward with assignments of real estate interests or may go forward with the projects using other entities affiliated with Mr. Kiritsis.

Sered Joel, LLC

Mr. Kiritsis, the Company’s founder, formed Sered Joel, LLC, a Florida Limited Liability Company (“Sered”), on September 07, 2016, for the purpose of entering into certain real estate transactions within the state of Florida. Mr. Kiritsis is the sole member and 100% owner of Sered. To date, Sered is party to a freestanding lease agreement as landlord, with 7-Eleven, Inc., a Texas Corporation (“7-Eleven”) as Tenant, wherein, subject to purchase of the land, Sered shall grant and lease to 7-Eleven approximately 1.18 acres of land, of which the undeveloped purchase price equals $1.96 million, located at 75 Joel Blvd. In Lehigh Acres, Florida (the “Lehigh Acres Lease”). A copy of the Lehigh Acres Lease has been filed as an exhibit to this registration statement. Pursuant to the Lehigh Acres Lease, following development of approximately 3,010 square feet of building improvements, for a term of 15 years (or greater if extended), Sered will be entitled to rents from 7-Eleven as follows:

•	Years 1-5: $13,083.33 monthly rent, $157,000.00 annual rent;
•	Years 6-10: $14,391.67 monthly rent, $172,700.00 annual rent; and
•	Years 11-15: $15,830.83 monthly rent, $189,970.00 annual rent;

and if extended:

•	Years 16-20 $17,413.92 monthly rent, $208,967.00 annual rent;
•	Years 2l-25 $ 19,155.3 monthly rent, $229,863.70 annual rent;
•	Years 26-30 $21,070.84 monthly rent, $252,850.07 annual rent;
•	Years 31-35 $23,177.92 monthly rent, $278,135.08 annual rent; and
•	Years 36-40 $25,495.72 monthly rent, $305,948.59 annual rent

At the closing of the purchase of the subject property to the Lehigh Acres Lease, the Company intends to secure assignment from Sered of the Lehigh Acres Lease, and all rights and covenants contained therein . It should be noted however that no such assignment has taken place to date and Sered is under no legal obligation to go forward with the assignment of the Lehigh Acres Lease or it may go forward with the project using other entities affiliated with Mr. Kiritsis.

Potomac Group LA1, LLC

Mr. Kiritsis, the Company’s founder, formed Potomac Group LA1, LLC, a Florida Limited Liability Company (“PG LA1”), on January 15, 2009, for the purpose of entering into certain real estate transactions within the state of Florida. Mr. Kiritsis is the sole member and 100% owner of PG LA1. To date, PG LA1 owns outright 15 acres of land, located in Hardee County, Florida. (the “15 Acres”). The 15 acres are entitled for construction of 92 patio villas. The project is fully engineered and initial cost estimates equal $1.2 million for site improvements. Upon effectiveness of this registration statement, or at some other date in the near future, the Company intends to secure assignment of the 15 Acres from PG LA1 . The Company thereafter intends to build the 92 patio villas and subsequently sell the villas per unit to buyers at market rates. Alternatively the Company may sell the entire finished lots, provided the Company is presented with a willing buyer at acceptable terms, which cannot be guaranteed prior to development. A site plan for this development has been filed as an exhibit to this registration statement. It should be noted however that no such assignment has taken place to date and PG LA1 is under no legal obligation to go forward with the assignment of the 15 Acres or it may go forward with the project using other entities affiliated with Mr. Kiritsis.

Investment Policies

Investments and Interests in Real Estate

The Company intends to concentrate its real estate investment activities within the state of Florida, however the Company may consider opportunities throughout the United States, as opportunities arise.

With respect to the types of real estate and interests in real estate in which the Company may invest, the Company will invest in residential, multifamily, condominiums, hotels, office buildings, apartment buildings, shopping centers, industrial and commercial properties, and special purpose buildings as well as undeveloped acreage.

The Company’s various real estate properties will be financed directly by cash flow of the Company, as available, or if by loan or mortgage, each such debt financing arrangement will be project specific, and shall be for a term of 3 to 5 years, maximum. With respect to the method by which the Company intends to operate its various real estate holdings and properties, the Company intends to utilize funds pooled from investors as well as its development projects to directly invest in income-yielding properties. The Company will primarily invest in diversified credit tenant investment-grade NNN properties with long-term leases. The Company shall also invest a portion of its capital for higher return ground-up land development projects. Income will be generated from rent and capital gains from ground up development projects.

Assets currently owned or targeted by the Company, including those assets discussed herein, to be assigned by Sered and PG LA1, will be purchased for purpose of generating income, however most ground up development will be purchased for capital gains.

As to the amount or percentage of the Company’s assets which will be invested in any specific property, the Company’s plan is to allocate 90% of net income towards income-producing properties. The remaining 10% shall be allocated towards ground-up capital gain income properties. No more than 80% of the Company’s net cash assets will be invested in any specific property.

Investments in Mortgages

The Company will not be investing in the purchase of any mortgage notes, nor shall the Company invest in first or second mortgaged properties.

Securities of or interests in persons primarily engaged in real estate activities.

The Company may, as the need should arise, from time to time invest in a joint venture with other real estate companies or individuals (the “JV Partners”). Upon any undertaking of such a joint venture with any JV Partner, the amount of the Company’s assets that shall be allocated thereto shall not exceed 20% of the Company’s net cash holdings at time of investment in the venture. Although no such venture has been contemplated as of the date of this Registration Statement, any investment of this type will likely involve a joint venture with real estate persons or companies that concentrate their investment in office buildings and/or investments in undeveloped acreage. Should the Company pursue an investment of this nature, the prospective JV Partner(s) must demonstrate a strong track record in the type of development proposed and must have a minimum of 10 years experience in the industry as well as a demonstration of a minimum return to the company of 20% cash on cash. The JV partner will also need to demonstrate it has been in business for 8 years and has a net worth greater that the proposed venture.

The Company does not intend to invest in any other security except as described herein.

Description of Real Estate

Lehigh Acres Land

The Company intends to purchase 1.18 acres of undeveloped land, valued at $1.96 million, located at 75 Joel Blvd. in Lehigh Acres, Florida (the “Lehigh Property”). Upon purchase of the Lehigh Property, Joel Sered, LLC, a Florida Limited Liability Company in which the Company’s founder Christopher Kiritsis is the sole member and 100% owner, shall assign a freestanding lease contract, and all rights and covenants contained therein, to the Company (the “Lehigh Acres Lease”). A copy of the Lehigh Acres Lease has been filed as an Exhibit to this registration statement. Pursuant to the Lehigh Acres Lease, following development of approximately 3,010 square feet of building improvements, for a term of 15 years (or greater if extended). The site improvements are currently estimated to cost $800,000. Following the completion of improvements, Sered will be entitled to rents from 7-Eleven as follows:

•	Years 1-5: $13,083.33 monthly rent, $157,000.00 annual rent;
•	Years 6-10: $14,391.67 monthly rent, $172,700.00 annual rent; and
•	Years 11-15: $15,830.83 monthly rent, $189,970.00 annual rent;

and if extended:

•	Years 16-20 $17,413.92 monthly rent, $208,967.00 annual rent;
•	Years 2l-25 $ 19,155.3 monthly rent, $229,863.70 annual rent;
•	Years 26-30 $21,070.84 monthly rent, $252,850.07 annual rent;
•	Years 31-35 $23,177.92 monthly rent, $278,135.08 annual rent; and
•	Years 36-40 $25,495.72 monthly rent, $305,948.59 annual rent

Upon commencement of payment of rents, the Company intends to sell the property.

The Company notes that this development is subject to value fluctuation based on ever-fluctuating market conditions and cap rates.

The Company further notes that, as the property has not yet completed development nor site improvements, occupancy rate is nil (0%) and shall remain so until rights to the land is purchased and site improvements have been finalized. Upon completion of site improvements, pursuant to the Lehigh Acres Lease, a copy of which has been filed as an exhibit to this registration statement, 7-Eleven, Inc. and a to date unidentified gas station operator shall be the sole occupants & tenants of the property. The principal nature of their business is grocery & convenience store operations & with respect to the unidentified gasoline operator, operations of gasoline service stations.

Pursuant to the Lehigh Acres Lease, rental per annum shall equal $157,000 for first five years, then shall increase to $172,700 per annum for years six through ten, then shall increase to $189,970 per annum for years eleven through fifteen. The Lehigh Acres Lease base term shall expire after a term of fifteen years (the “Primary Term”). Following the Primary Term, 7 Eleven has an option to extend the lease foe an additional 5 years. The rent will commence upon satisfaction of all conditions precedent contained in the Lehigh Acres Lease. The tenant then shall have an option to renew/extend the lease for five years subject to same terms and conditions as surviving upon the end date of the principal term.

Presently no depreciation shall be taken on the property. Revenue will be treated as capital gains.

With respect to realty taxes, The tax rate for Lee County is .969% per 1,000 in assessed value.

Hardee County Land

Potomac Group LA1, a Florida Limited Liability Company 100% owned by the Company’s president and founder, Christopher Kiritsis, owns outright 15 acres of land, located in Hardee County, Florida. (the “Hardee County Property”). The Hardee County Property is entitled for construction of 92 patio villas. PG LA1 intends to assign the Hardee County Property to the Company upon effectiveness of this registration statement. Following assignment, the Company intends to implement site improvements for patio villa development. The Company estimates cost of $1.2 million for these site improvements. The Company then intends to build the 92 villas and intends to subsequently sell the villas per unit at market rates. Alternatively the Company may sell the entire finished lots, provided the Company is presented with a willing buyer at acceptable terms, which cannot be guaranteed prior to development. A site plan for this development has been filed as an exhibit to this registration statement.

The Company notes that this development is subject to fluctuating residential market conditions and variable interest rates which are beyond the Company’s control.

The Company further notes, since the Company has not yet completed development or site improvements, occupancy rate of the Hardee County Property is nil (0%) and shall remain so until site improvements have been finalized and construction of the 92 villas has been completed. Upon completion of construction, the villas will be available on market for residential purchase.

Presently no depreciation shall be taken on the property. Revenue will be treated as capital gains.

The tax rate for Hardee County is 1.221% per 1,000 in assessed value. the taxes on the property are $1,041.29 as of 2016.

Placida Property

The Company intends to also purchase 18 acres of land located at 13000 Fishery Rd., adjacent to State Road 775 South of Boca Grande Causeway, Placida, Florida, Charlotte County, Florida (the “Placida Property”). To effect this purchase, on March 8th, 2017, PG LA1 entered into a purchase contract with Carribean Bay Mortgage Lender, LLC (“Lender”) (the “Purchase Agreement”). Pursuant to the Purchase Agreement, a copy of which has been filed as an exhibit to this registration statement, the principal sum to be paid equals $6,000,000 (six million dollars). PG LA1 has already paid an initial deposit of $100,000 to Lender on March 8th, 2017, and anticipates a closing date at the end of June 2018. . PG LA1 intends to assign the Purchase Agreement, and all rights and covenants contained therein, to the Company at the closing of the purchase of the Placida Property. After assignment, the Company is hopeful that the property will have already been successfully rezoned to medium density PD 10 units per acre, enabling further development of 150 to 180 condominium units. The estimated development cost for the entire project is estimated at $77,476,235 with an estimated sell out amount of $124,000,00. Units will be offered for presale before construction of the condo buildings begin.

The Company further notes, since the Company has not yet completed development or site improvements, occupancy rate of the Placida Property is nil (0%) and shall remain so until site improvements have been finalized, the property is rezoned, and development of the 150 to 180 condominium units has been completed. Upon completion of construction, the condominiums will be available on market for residential use.

Presently no depreciation shall be taken on the property. Revenue will be treated as capital gains.

The tax rate for Placida is 1.221% per 1,000 in assessed value. $35,788.17 is the taxes for 2016.

Market Assessment

Based on a study conducted by the Board of Governors Federal Reserve, JLL Research Real Capital Analytics (“2016 JLL Research Study”) for transactions larger than $5M, investor demand has risen and is projected to continue to rise and diversify for the net lease sector, with an increased desirability for single-asset product types. This projection is denoted by an increase in single-asset sales, which have reached the highest of the cycle - up 3.5 percent year over - year across sectors. It should be noted however that net lease portfolio transactions have been constrained throughout 2016 following a peak year in 2015; factor in overall net lease volume declines of 20.5 percent year-over-year.

Institutions drive one-third of primary market acquisitions. Primary market competition drives developers and high-net-worth individuals deeper into secondary markets. Assessing net lease cap rates, the 2016 JLL Research Study has indicated that office sector cap rates have stabilized, while industrial and retail continue year-over-year compression. As of October 2016, 10-year treasury is noted by a 1.6% cap rate, while retail net lease cap rate is at 5.6%, industrial net lease cap rate at 6.3%, and office net lease cap rate at 6.8%.

The 2016 JLL Research Study further notes that after increased financial market volatility in the first half of 2016, the quality of assets closed and brought to market during the third quarter has increased, evidenced by many assets having stronger lease quality with greater than ten years of remaining lease term. For instance, in the third quarter of 2016, 13 headquarters assets sold for a combined $2-billion in aggregate value, indicating that industrial acquisitions are demonstrating a strong connection between market liquidity and leasehold quality, with risk appetites higher in the primary markets.

The 2016 JLL Research Study further concluded that institutional, equity fund and offshore capital have of late been sustaining the competitive primary market environment. The basis of this conclusion stems from the following analysis of recent market trends: that as cap rates continue to compress and deployment pressures increase for select buyer types, the pricing environment in turn has depended on the transfer of buyers between primary and secondary markets. Real Estate Investment Trusts (“REITs”) have been noted to experience a continued difficulty buying accretive assets that fit their acquisition profiles, as seen with a steady shift from primary to tertiary markets since 2014. With this, primary market acquisitions have shifted further to institutional investors and equity funds, as private buyers struggle to compete. Institutional buyers have consistently increased participation in acquisition across primary markets since 2014 - notably in the office sector - and have acquired over one-third of all primary assets year-to-date, an increase of 86.1%. Equity funds are also increasing primary and secondary acquisitions, nearly doubling since 2015. Foreign acquisitions of net lease office assets are up 27.2% year over year. Primary markets received the most foreign capital in the third quarter of 2016 as a result of four large transactions, three of which were office headquarters. South Korean and German investors are leading foreign acquisition, driving 65% of all inbound capital and totaling $1.8 billion of total net lease acquisitions year to date in aggregate. German capital led with the largest acquisition of the quarter, with Allianz Insurance’s purchase of the Coach Headquarters condo sale-leaseback in Manhattan for $707 million.

Germany and South Korea lead foreign activity with 65 percent of year-to-date acquisitions, accounting for $1.8 billion of activity in aggregate.

Commercial Leasing Industry

Over the five years to 2016, revenue for the commercial leasing industry is expected to increase at an average annual rate of 3.1% to $195.6 billion.

Market Outlook

Revenue for the Commercial Leasing industry is expected by the Company to continue increasing through 2017, with revenue estimated to grow 1.7% over the year. During the five years to 2021, the Company projects that industry operators shall benefit from improvements in the global economy as unemployment continues to decline and as the need for real estate space begins to increase. As the economy continues to recover and businesses and retailers expand operations, demand for commercial leasing is projected to grow steadily. Industry revenue is projected to rise at an average annual rate of 1.5% to $210.6 billion by 2021. Despite this continuing anticipated recovery, operators are projected to continue to run relatively leaner operations. Consequently, industry profit margins are forecast to rise from 52.7% in 2016 to 53.9% in 2021.

Market Trends

Per IBIS World analysis and projections, over the next five years the continued economic recovery is projected to drive industry growth, as the need for commercial space shall be aligned with business development and corporate expansion. At the same time, industry operators are expected to benefit from improvements in the lending conditions that changed during the five years to 2016. Over the five-year period, operators with sufficient means purchased properties below market values as banks and competitors desperately tried to unload real estate assets to generate capital. Meanwhile, tight lending conditions forced many operators to consolidate with larger, better-capitalized companies in 2011. IBISWorld expects that newly consolidated companies with strong balance sheets will be better equipped to take advantage of increased commercial leasing demand over the five years to 2021.

Segmentation

The retail sector can be divided into shopping centers and non-shopping centers. According to the US Census, a shopping center is defined as “a group of architecturally unified commercial establishments built on a site that is planned, developed, owned and managed as an operating unit related to its location, size and type of shops to the trade area that it services.” Under this definition, shopping centers account for roughly half of the total retail gross leasable area in the United States, according to the Global Commercial Real Estate industry, as noted by IBISWorld report K6111-GL. Furthermore, International Council of Shopping Centers estimates there are about 114,653 shopping centers in the United States (both general-purpose and specialized). Similar to office buildings, regional shopping malls can be categorized by property class. However, classes are determined by sales per square foot. The three property classes are: Class A, with tenant sales of at least $400 per square foot, Class B, with tenant sales of less than $400 per square foot but more than $250 per square foot, and Class C, with tenant sales less than $250 per square foot. Simon Property Group and General Growth Properties are the two largest Class A shopping center owners in the country.

Rental Income: According to IBIS World estimates, about 90.0% of industry revenue comes from rental income, while property sales account for only 10.0%. Therefore, revenue fluctuates in line with rental rates and occupancy levels. Rental rates are traditionally based on the value of the underlying property, which is often affected by economic cycles and interest rate fluctuations. Additionally, the elasticity of supply and property types determines real estate prices. In metropolitan areas, where land is scarce, rental rates tend to be higher because of limited capacity to meet demand. Furthermore, premium properties generally command higher incomes than lower-class commercial spaces.

Competition

Any business that operates with a similar model serves as a direct or indirect competitor to the Company. Below are the leading industry competitors:

•	Simon Property Group Inc. -- Estimated market share: 2.9%

Simon Property Group Inc. is the largest public real estate company in the United States with 239.2 million square feet of leasable space in 308 properties across the country. Its portfolio is largely comprised of retail centers, which consist of both anchor department stores and smaller retailers. Since Simon’s holdings are mainly retail properties, consumer shopping habits have a major effect on the company. This is especially true of the smaller retail store tenants at Simon’s malls since many of these establishments have shorter-term leases than anchor stores. Short-term leases generally range from several months to a few years, while longterm leases are often five to 10 years long for the company. Simon’s industry-relevant revenue is expected to increase to $5.7 billion in 2016. Simon has been able to increase revenue during this period due to its aggressive expansion strategy. The company’s revenue skyrocketed 13.3% in 2012 due to improved economic conditions as businesses and retailers finally began to resume expansions.

•	Brookfield Property Partners -- Estimated market share: 1.7%

Brookfield Office Properties has a portfolio comprised of 108 commercial properties and 78.0 million square feet in the downtown areas of New York City, Boston, Washington, DC, Los Angeles, Houston, Denver, San Francisco, Toronto, Calgary, Vancouver, and Ottawa. The company rapidly expanded into London and Australia in 2010; in 2011, Brookfield Properties Corporation officially changed its named to Brookfield Office Properties and merged its residential division with Brookfield Homes Corporation to form Brookfield Residential Properties, which does not operate in this industry. In 2014, the company was acquired by Brookfield Property Partners, complete with the company’s delisting from the New York Stock Exchange on June 20, 2014. Under its current ownership, the company generates over 65.0% of its revenue from its US properties. According to the latest financial information, Brookfield’s US-specific revenue totaled $3.2 billion in 2015, as reported by Brookfield Property Partners. Revenue is estimated to have climbed in 2014 due to Brookfield’s growing number of commercial properties. In 2012, the company acquired three office towers, two of which are in Seattle and one is in Washington, DC, for a total of $316.0 million, which helped boost company revenue over 2013. In 2016, IBISWorld estimates industry-relevant revenue will total $3.3 billion.

•	Vornado Realty Trust -- Estimated market share: 1.3%

Vornado Realty Trust has a portfolio of 68.4 million square feet of leasable property in the New York and Washington, DC areas. After a series of changes in business operations, name, and ownership, Vornado Realty Trust was incorporated in 1993. Vornado employs 4,369 workers, 3,244 of which are located in New York City. The New York-based company primarily generates revenue by developing, renting and selling real estate. Unlike Simon and General Growth Properties, however, the company does not concentrate on a particular real estate market or sector. Instead, Vornado holds a diverse portfolio of commercial properties, including office, retail, warehouse and industrial buildings. In 2016, company revenue is estimated to have increased to $2.5 billion. Prior to 2012, cash flows generated from the New York and Washington, DC segments increased every year in terms of total dollars.

Government Regulation

Environmental

Under various federal, state or local laws, ordinances and regulations, a current or previous owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances released at a property and may be held liable to third parties for bodily injury or property damage (investigation and/or clean-up costs) incurred by the parties in connection with the contamination. These laws often impose liability without regard to whether the owner or operator knew of or otherwise caused the release of the hazardous or toxic substances. In addition, persons who arrange for the disposal or treatment of hazardous substances or other regulated materials may be liable for the costs of removal or remediation of such substances at a disposal or treatment facility, whether or not such facility is owned or operated by such person. The costs of remediation or removal of such substances may be substantial and the presence of contamination or the failure to remediate contamination discovered at our properties may adversely affect our ability to sell, lease or borrow with respect to the real estate. The operations of current and former tenants at our properties have involved, or may have involved, the use of hazardous materials or generated hazardous wastes. The release of such hazardous materials and wastes could result in our incurring liabilities to remediate any resulting contamination if the responsible party is unable or unwilling to do so. In addition, our properties may be exposed to the risk of contamination originating from other sources. While a property owner generally is not responsible for remediating contamination that has migrated on-site from an off-site source, the contaminant’s presence can have adverse effects on operations and redevelopment of our properties. Environmental laws also may create liens on contaminated sites in favor of the government for damages and costs it incurs to address such contamination. Moreover, if contamination is discovered on our properties, environmental laws may impose restrictions on the manner in which that property may be used or how businesses may be operated on that property. Our properties have been subjected to varying degrees of environmental assessment at various times; however, the identification of new areas of contamination, a change in the extent or known scope of contamination or changes in cleanup requirements could result in significant costs to us.

A further discussion of the current effects and potential future impacts on our business and properties of compliance with federal, state and local environmental regulations is presented in this Annual Report under “Risks Factors—Risks Related to our Business—We could incur significant costs related to government regulation and litigation over environmental matters and various other federal, state and local regulatory requirements.”

Intellectual Property

The Company has not applied for any intellectual property or trade secret protection on any aspects of its business.

Employees

As of the date of this report, the Company has no employees other than its officer who has agreed to assist the Company without pay until the Company is more stable and has recurring cash flow from operations.

ITEM 1A. RISK FACTORS

The following risk factors could materially affect our business, financial condition, and results of operations. These risk factors and other information in this Annual Report should be carefully considered in evaluating our business. They are provided for investors as permitted by the Private Securities Litigation Reform Act of 1995. It is not possible to identify or predict all such factors and, therefore, the following should not be considered to be a complete statement of all the uncertainties we face.

The Company has limited operating history and as such an investor cannot assess its profitability or performance but must rely on the experience of its chief executive officer and other officers forming its management team.

The Company is a development stage company and has limited operating history and it is therefore difficult for an investor to assess prior performance or determine whether it likely that the Company will meet its projected business plan. An investor will be required to make an investment decision based primarily on recent developing operations, on management’s history and on projected operations in light of the risks, expenses and uncertainties that may be encountered. Management believes that it is has formulated a business model with sufficient detail, and associated expertise, to result in a highly successful business venture. However, there can be no assurance that the Company will succeed in its business plans and generate significant revenues.

An investment in the Company requires a long-term commitment with no certainty of return.

It is anticipated that there will be a significant period of time before the Company has completed its investments in ground up development projects and each investment may not be liquidated for one to two years after the initial purchase. Losses on unsuccessful investments may be realized before gains on successful investments are realized. Dispositions of such investments may require a lengthy time period. While it is the intention of the Company to achieve target returns over such period, other factors such as overall economic conditions, the competitive environment and the availability of potential acquirers may shorten or lengthen DDG’s holding period. Therefore, it is unlikely that the Company will realize substantial gains during its early years.

Public Market Risk

It is impossible to predict the price at which Units of the Company will trade and there can be no assurance that an active trading market for the Units will be sustained. The Units will not necessarily trade at values determined solely by reference to the value of the Properties of the Company. Accordingly, the Units may trade at a premium or a discount to the value implied by the value of the properties of DDG. The market price for the Units may be affected by changes in general market conditions, fluctuations in the markets for equity securities and numerous other factors beyond the control of DDG.

The Company’s independent auditors have issued a report questioning the Company’s ability to continue as a going concern.

In their audited financial report, the Company’s independent auditors have issued added an explanatory paragraph that unless the Company is able to generate sufficient cash flows from operations and/or obtain additional financing, there is a substantial doubt as to its ability to continue as a going concern. The Company anticipates that it would need substantial capital over the next 12 months to continue as a going concern to expand its operations in accordance with its current business plan.

The Company has accumulated deficit as of December 31, 2017 of $44,988.

As of December 31, 2017, the Company has an accumulated deficit of $44,988. This deficit may impact on the Company in various ways including, but not limited to, making it more difficult to borrow money, sell stock or to maintain a good market price.

Prior Investments No Indication of Future Performance

The past investment performance of the Company, its Founder, and/or its officers cannot be relied upon as an indication of the Company’s future performance or success. That information is solely intended to illustrate the experience of the Company and its management and the type of transactions the Company intends to pursue on behalf of DDG. Those transactions are not intended to be complete or representative of all the transactions in which the Company, its founder, and/or its officers have been involved.

Risk of Limited Number of Investments

Although the Company intends to achieve diversification of investments, the Company could deploy its capital in a relatively small number of investments. The Company may also be less diversified should it raise less capital than anticipated. Accordingly, unfavorable performance by a small number of investments could have a substantial adverse impact on the returns realized by investors in the Company.

Potential Difficulty Consummating Attractive Investments

The business of identifying and structuring projects of the nature contemplated by the Company is highly competitive. DDG will be competing for projects with other acquirers. There can be no assurance that the Company will be able to invest its capital on terms favorable to the Company or in comparison to its competitors. It is possible that the Company will never be fully invested if insufficient quality projects are available or identified.

General Risks Associated with Investment in Real Estate

The investments of the Company will be subject to the risks generally incident to ownership of real property, including, but not limited to uncertainty of cash flow to meet fixed and other obligations; adverse changes in local employment conditions, interest rates and real estate tax rates; changes in fiscal policies; and uninsured losses and other risks that are beyond the control of the Company. There can be no assurance of profitable operations because the cost of owning real estate assets may exceed the income produced, particularly since certain expenses related to real estate and its development and ownership, such as property taxes, utility costs, maintenance costs and insurance, tend to increase over time and are largely beyond the control of the owner.

Investments in Real Estate Development Projects

A decision to invest in land or buildings for development will be made based upon certain assumptions about the cost of development, time periods for completion of various phases of development, and the market value of the developed product. While there may be past development or operating history on which to base these assumptions, many factors may change resulting in such assumptions being untrue. Such conditions may contribute to reduced demand for the finished product due to competition, economic factors or default, or changes in the capital markets such as interest rates or the availability of capital. To the extent development costs are financed, an investment will be subject to real estate financing risks. Building construction or site development entails risk related to materials and labor cost increases, work stoppages or delays, regulatory delays, failure of performance or defective materials or workmanship by contractors and suppliers, unforeseen weather and unforeseen land conditions. Such risks can be mitigated to some extent by obtaining performance bonds, construction and development guaranties, letters of credit and/or liens on assets under construction. No assurance can be given, however, that any of the foregoing will be obtained or, if obtained, will be adequate to cover any loss resulting from any such risks.

Investments in Industrial or Commercial Assets

Investments in industrial or other commercial office properties involve certain risks in addition to those which exist for real estate properties generally (including certain environmental risks). The financial failure and resulting lease default of a tenant which occupies a material amount of space at a commercial property would cause a reduction in the cash flow to the Company. Moreover, such reduction could have the effect of decreasing the value of the property. In the event of such a termination, there can be no assurance that the Company would be able to find a replacement tenant to occupy the space on similar terms, and it is probable that the costs incurred to renovate and prepare the space to meet the needs of a replacement tenant would be significant. It is also possible that such reductions in cash flow could result in the Company to default on the mortgage financing secured by the property. Industrial and commercial office properties are also subject to competition from providers of similar or alternative space. Competitors may be able to supply space of similar or superior value at prices equal to or lower than those charged by the Company or the entity that owns the industrial or other commercial property. Such space is also subject to obsolescence as trends, styles, and technologies change, thereby requiring significant infusions of capital to remain competitive and viable in the marketplace.

Financing of Real Estate Projects

Although it is contemplated that the acquisition and development of assets will be financed by utilizing minimal or no debt, if the Company were to acquire debt to finance operations, this aspect would increase DDG’s exposure to loss. Principal and interest payments on indebtedness (including mortgages having “balloon” payments) will have to be made regardless of the sufficiency of cash flow from the assets. Mortgages requiring “balloon” payments may involve greater risks than mortgages where the principal amount is fully amortized over the term of the loan since the ability to repay the outstanding principal amount of the “balloon” loan may be dependent upon the ability to obtain adequate replacement financing, which will, in turn, be dependent upon interest rates and lenders’ policies at the time of refinancing, economic conditions in general and the value of the underlying assets in particular. There is no assurance that replacement financing will be available to make “balloon” payments or that, if available, any replacement financing will be on favorable terms. Depending on the level of leverage and decline in value, if mortgage payments are not made when due, one or more of the assets may be lost (and the investment therein rendered valueless) as a result of foreclosure by the mortgagee.

Risks on Disposition of Certain Investments

In connection with the disposition of a project, the Company may be required to make representations about the project typical of those made in connection with the sale of any business or real estate interest. The Company may also be required to indemnify the purchasers of such investment to the extent that any such representations turn out to be inaccurate, incorrect or misleading.

Risks Associated with our Reliance on our Affiliated Parties ’ Property Rights

The success of the Company is reliant to a large extent on successfully securing rights, via assignment, license, or by other contractual arrangement or transaction , to certain real estate holdings and rights thereto, currently held or under control of affiliated entities of the Company. For instance, as of the date of this Report, the Company has identified a development project that is entitled for 688 units and 85,000 square feet of retail (the “Development Project”) as well as several single tenant developments with an S&P rating of AA- (the “Ground Up Developments”) (altogether the “Affiliated Developments”) . Presently the Company’s President and CEO Mr. Christopher Kiritsis exercises certain control over the Affiliated Developments pursuant to free-standing leases and deeds that are held by one of two separate single-member Florida Limited Liability Companies, each of which Mr. Kiritsis is the sole member (the “LLC Group”). The LLC Group consists of Potomac Group LA1, LLC, a Florida Limited Liability Company (“PG LA1”) and Sered Joel, LLC, a Florida Limited Liability Company (“Sered”). Our ability as a Company to generate operating capital and revenue is reliant to a large extent on our ability to exploit the Affiliated Developments, however the Company to date does not have right or title to these developments . While the Company is confident it will be able in the near future to secure rights from the LLC Group necessary to exploit the Affiliated Developments ,neither PG LA1 nor Sered is under any legal obligation to go forward with assignments of its respective real estate interests , or these entities may go forward with the projects using other entities affiliated with Mr. Kiritsis. In the event that the Company is unable to secure rights to the Affiliated Developments , via assignment or otherwise, the Company’s business, financial condition and operating results may be materially adversely affected.

In addition, as of the date of this Report, PG LA1 owns outright 15 acres of land, located in Hardee County, Florida (the “15 acres”). The 15 acres are entitled for construction of 92 patio villas (the “92 Unit Development”). As part of the Company’s plan, we intend to secure assignment of the 15 Acres from PG LA1, and thereafter we intend to build the 92 villas and subsequently sell the villas per unit to buyers at market rates, or we may sell the entire finished lots, provided the Company is presented with a willing buyer at acceptable terms, which cannot be guaranteed prior to development. PG LA1 however is under no legal obligation to go forward with assignment of its interest in the 15 acres, or it may go forward with the project using other entities affiliated with Mr. Kiritsis. In the event that the Company is unable to secure rights to the 15 Acres , via assignment or otherwise, the Company’s business, financial condition and operating results may be materially adversely affected.

On March 8th, 2017, PG LA1 also entered into a contract with Carribean Bay Mortgage Lender, LLC (“Lender”) to purchase 18 acres of land located at 13000 Fishery Rd., adjacent to State Road 775 South of Boca Grande Causeway, Placida, Florida, Charlotte County, Florida (the “Placida Property”). As part of the Company’s business plan, we intend to secure assignment of rights from PG LA1 to the Placida Property . Afterassignment, the Company i ntends to pursue a 150 to 180-condominium unit development on the property ( the “Placida Development”) . PG LA1 however is under no legal obligation to go forward with assignment of its interest in the Placida Property, or it may go forward with the Placida Development using other entities affiliated with Mr. Kiritsis. In the event that the Company is unable to secure rights to the Placida Development, via assignment or otherwise, the Company’s business, financial condition and operating results may be materially adversely affected.

With respect to Sered’s property holdings, as of the date of this Report , Sered is party to a freestanding lease agreement as landlord, with 7-Eleven, Inc., a Texas Corporation (“7-Eleven”) as Tenant, wherein, subject to purchase of the land, Sered has contractually committed to grant and lease to 7-Eleven approximately 1.18 acres of land, undeveloped value at approximately $1.96 million, located at 75 Joel Blvd. In Lehigh Acres, Florida (the “Lehigh Acres Lease”). Pursuant to the Lehigh Acres Lease, following development of approximately 3,010 square feet of building improvements, for a term of 15 years (or greater if extended), Sered would be entitled to rents from 7-Eleven as follows:

•	Years 1-5: $13,083.33 monthly rent, $157,000.00 annual rent;
•	Years 6-10: $14,391.67 monthly rent, $172,700.00 annual rent; and
•	Years 11-15: $15,830.83 monthly rent, $189,970.00 annual rent;

and if extended:

•	Years 16-20 $17,413.92 monthly rent, $208,967.00 annual rent;
•	Years 2l-25 $ 19,155.3 monthly rent, $229,863.70 annual rent;
•	Years 26-30 $21,070.84 monthly rent, $252,850.07 annual rent;
•	Years 31-35 $23,177.92 monthly rent, $278,135.08 annual rent; and
•	Years 36-40 $25,495.72 monthly rent, $305,948.59 annual rent

As part of our business plan, the Company intends to secure assignment of the Lehigh Acres Lease from Sered. Following assignment and upon commencement of payment of rents, the Company intends to sell the property at projected +/- $3.5 to $3.6 million, provided market conditions remain the same as projected herein. Sered is under no legal obligation however to go forward with assignment of the Lehigh Acres Lease, or itmay go forward with the project using other entities affiliated with Mr. Kiritsis. In the event that the Company is unable to secure rights to the Lehigh Acres Lease , via assignment or otherwise, the Company’s business, financial condition and operating results may be materially adversely affected.

Volatile market conditions for mortgages and mortgage-related assets.

The Company’s results of operations are materially affected by conditions in the markets for mortgages and mortgage-related assets, including commercial mortgage-backed securities (“CMBS”), as well as the broader financial markets and the economy generally. Beginning in the summer of 2007, significant adverse changes in financial market conditions resulted in a deleveraging of the entire global financial system and the forced sale of large quantities of mortgage-related and other financial assets. Concerns over economic recession, geopolitical issues, unemployment, the availability and cost of financing, the mortgage market and a declining real estate market contributed to increased volatility and diminished expectations for the economy and markets. As a result of these conditions, many traditional mortgage investors suffered severe losses in their residential mortgage portfolios and several major market participants failed or have been impaired, resulting in a significant contraction in market liquidity for mortgage-related assets. This illiquidity negatively affected both the terms and availability of financing for all mortgage-related assets. Increased volatility and deterioration in the markets for mortgages and mortgage-related assets as well as the broader financial markets may adversely affect the performance and market value of any CMBS holdings the Company may own at the time. If these conditions occur, institutions from which the Company seeks financing for the Company’s investments may tighten their lending standards or become insolvent, which could make it more difficult for the Company to obtain financing on favorable terms or at all. Adverse developments in the broader residential mortgage market may adversely affect the value of the assets in which the Company invests.

Since the summer of 2007, the residential mortgage market in the United States experienced a variety of difficulties and changed economic conditions, including defaults, credit losses and liquidity concerns. Certain commercial banks, investment banks and insurance companies have announced extensive losses from exposure to the residential mortgage market. These losses have reduced financial industry capital, leading to reduced liquidity for some institutions. These factors have impacted investor perception of the risk associated with CMBS in which the Company intends to invest. As a result, values for CMBS in which the Company may invest may experience a certain amount of volatility. Further increased volatility and deterioration in the broader mortgage-backed securities markets may adversely affect the performance and market value of the Company’s investments.

Actions of the U.S. government, Federal Reserve and Treasury to stabilize financial markets.

In response to the financial issues affecting the banking system and the financial markets and going concern threats to investment banks and other financial institutions, the U.S. government, the Federal Reserve, the Treasury and other governmental and regulatory bodies have taken action to attempt to stabilize the financial markets. It is not possible to predict how future U.S. government actions will impact the financial markets, including current significant levels of volatility, or the Company’s current or future investments. In addition, the U.S. government, Federal Reserve, Treasury and other governmental and regulatory bodies have taken or are considering taking other actions to address causes of the financial crisis. The Company cannot predict whether or when such actions may occur, and such actions could have a dramatic impact on the Company’s business, results of operations and financial condition.

Congress has enacted sweeping financial legislation, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), signed into law by President Obama on July 21, 2010, regarding, among other areas, the operation of financial institutions. Many provisions of the Dodd-Frank Act will be implemented through regulatory rulemakings and similar processes over several years and many of these rules have not been issued in final form. Therefore, the impact of the Dodd-Frank Act, and of follow-on regulation, on trading strategies and operations is impossible to predict, and may be adverse. Practices and areas of operation subject to significant change based on the impact, direct or indirect, of the Dodd-Frank Act and follow-on regulation, may change in manners that are unforeseeable, with uncertain effects. By way of example and not limitation, direct and indirect changes from the Dodd-Frank Act and follow-on regulation may occur to a significant degree with regard to, among other areas, the trading and use of many derivative instruments, including swaps and strengthening the oversight and supervision of securities and capital market activities by the U.S. Securities and Exchange Commission (“SEC”). There can be no assurance that such legislation or regulation will not have a material adverse effect on the Company. In addition, Congress may address tax policy, which also could have uncertain direct and indirect impact on trading and operations.

Further, the Dodd-Frank Act created the Financial Stability Oversight Council (“FSOC”), an interagency body charged with identifying and monitoring systemic risks to financial markets. The FSOC has the authority to require that non-bank financial companies that are “predominantly engaged in financial activities” whose failure it determines would pose systemic risk, be placed under the supervision of the Federal Reserve and subject to enhanced prudential standards. The FSOC has the authority to recommend that the Federal Reserve adopt more stringent prudential standards and reporting and disclosure requirements for non-bank financial companies supervised by the Federal Reserve, but the Federal Reserve is expected to establish the prudential standards applicable to such companies. The FSOC also has the authority to make recommendations to the Federal Reserve on various other matters that may affect the Company. The FSOC may also recommend that other federal financial regulators impose more stringent regulation upon, or ban altogether, financial activities of any financial firm that poses what it determines are significant risks to the financial system.

The implementation of the Dodd-Frank Act could also adversely affect the Company by increasing transaction and/or regulatory compliance costs. In addition, greater regulatory scrutiny and the implementation of enhanced and new regulatory requirements may increase the Company’s exposure to potential liabilities, and in particular liabilities arising from violating any such enhanced and/or new regulatory requirements. Increased regulatory oversight could also impose administrative burdens on the Company, including, without limitation, responding to investigations and implementing new policies and procedures. The ultimate impact of the Dodd-Frank Act, and any resulting regulation, is not yet certain and the Company d may be affected by the new legislation and regulation in ways that are currently unforeseeable.

General Economic and Market Conditions

The Company’s investments will be affected by general economic conditions and local market conditions. Economic conditions could affect interest rates, the extent and timing of the Company’s investment activities and the availability of investments. Economic conditions could negatively impact the Company’s ability to carry out its business or cause it to incur losses.

The Company’s stock may be considered a penny stock and any investment in the Company’s stock will be considered a high-risk investment and subject to restrictions on marketability.

If the Shares commence trading, the trading price of the Company’s common stock may be below $5.00 per Share. If the price of the common stock is below such level, trading in its common stock would be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended. These rules require additional disclosure by broker-dealers in connection with any trades generally involving any non-NASDAQ equity security that has a market price of less than $5.00 per Share, subject to certain exceptions. Such rules require the delivery, before any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith, and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions). For these types of transactions, the broker-dealer must determine the suitability of the penny stock for the purchaser and receive the purchaser’s written consent to the transactions before sale. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in the Company’s common stock which could impact the liquidity of the Company’s common stock.

Little Experience in Being a Public Company

The Company is an early-stage company and as such has little experience in managing a public company. Such lack of experience may result in the Company experiencing difficulty in adequately operating and growing its business. Further, the Company may be hampered by lack of experience in addressing the issues and considerations which are common to growing companies. If the Company’s operating or management abilities consistently perform below expectations, the Company’s business is unlikely to thrive.

The Company is an early-stage company with limited developed finance and accounting organization and the rigorous demands of being a public company require a structured and developed finance and accounting group. As a reporting company, the Company is already subject to the reporting requirements of the Securities Exchange Act of 1934. However, the requirements of these laws and the rules and regulations promulgated thereunder entail significant accounting, legal and financial compliance costs which may be prohibitive to the Company as it develops its business plan, services and scope. These costs have made, and will continue to make, some activities more difficult, time consuming or costly and may place significant strain on its personnel, systems and resources.

The Securities Exchange Act requires, among other things, that companies maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain the requisite disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight are required. As a result, management’s attention may be diverted from other business concerns, which could have a material adverse effect on the development of the Company’s business, financial condition and results of operations.

These rules and regulations may also make it difficult and expensive for the Company to obtain director and officer liability insurance. If the Company is unable to obtain adequate director and officer insurance, its ability to recruit and retain qualified officers and directors, especially those directors who may be deemed independent, will be significantly curtailed.

The Board of Directors could use the issuance or designation of preferred stock to impede or discourage an acquisition of the Company that may otherwise be beneficial to some shareholders.

The Company is authorized to issue up to 20,000,000 shares of preferred stock. The issuance of shares of preferred stock, or the issuance of rights to purchase such shares, could be used to discourage an unsolicited acquisition proposal. For instance, the issuance of a series of preferred stock might impede a business combination by including class voting rights that would enable the holder to block such a transaction, or facilitate a business combination by including voting rights that would provide a required percentage vote of the stockholders. In addition, under certain circumstances, the issuance of preferred stock could adversely affect the voting power of the holders of the common stock. Although the Company’s board of directors is required to make any determination to issue such preferred stock based on its judgment as to the best interests of the stockholders of the Company, the board of directors could act in a manner that would discourage an acquisition attempt or other transaction that some, or a majority, of the stockholders might believe to be in their best interests or in which stockholders might receive a premium for their stock over the then market price of such stock. The board of directors does not intend to seek stockholder approval prior to any issuance of currently authorized stock, unless otherwise required by law or otherwise.

Potential need for additional capital even beyond that offered herein

The Company does not presently have sufficient operating capital to implement its existing business model and is dependent upon receipt of proceeds from this Offering or elsewhere to expand and develop its business as intended. The Company believes that the proceeds to the Company from the sale of the Shares (assuming that all Shares offered are sold) will provide the Company with sufficient capital to develop and market the Company’s business until it can begin generating enough profits from operations to fund future expansion. Many factors may, however, affect the Company’s cash needs, including the Company’s possible failure to generate sufficient revenues from operation. If less than all Shares are sold, the Company may not have sufficient capital to fund expansion until sufficient revenues are generated from operations or elsewhere and may be unable to find suitable financing on terms acceptable to the Company. This event would significantly increase the risk to those persons who invest in this Offering.

No Assurance of Investment Return

The Company’s investment portfolio will consist primarily of investments in real estate development projects and operating results in a specified period will be difficult to predict. There is no assurance that DDG will be able to generate returns for its investors. Even if one or more of the projects are successful, there can be no guarantee that the shareholders will receive distributions from the Company in an amount equal to their investment or at all. The returns generated by investors will also be affected by the amount of capital successfully raised by the Company.

Use of any invested funds are immediately available to the Company

The Offering is being conducted on a “best efforts” basis, and the proceeds from the Shares offered hereby will not be subject to escrow and will be made available to the Company for its immediate use. No assurance can be given as to what number of Shares, if any, will be subscribed or what amount of proceeds, if any, will be raised and available to the Company. Should the Company receive an amount less than offered hereby, no assurance can be given as to the Company’s ability to finance its intended business objectives.

The offering price of the Shares has been arbitrarily determined by the Company and such price should not be used by an investor as an indicator of the fair market value of the Shares.

Currently there is no public market for the Company’s common stock. The offering price for the Shares has been arbitrarily determined by the Company and does not necessarily bear any direct relationship to the assets, operations, book or other established criteria of value of the Company. Thus an investor should be aware that the offering price does not reflect the fair market price of the Shares.

Investors in the Offering may experience immediate dilution of the value of their shares

Purchasers of the Shares may experience immediate dilution in the value of their Shares. Dilution represents the difference between the initial offering price per share paid by investors and the net tangible book value per share immediately after completion of the offering. Net tangible book value per share is the net tangible assets of the Company (total assets less total liabilities less intangible assets), divided by the number of shares of common stock outstanding. Thus if at some other time, shares had been sold by the Company at a price less than the price paid by purchasers of the Shares or had been issued by the Company for services or as other non-cash consideration, then the value of such investor Shares immediately after purchase would be less than the purchase price.

There has been no prior public market for the Company’s common stock and the lack of such a market may make resale of the Shares difficult.

No prior public market has existed for the Company’s securities and the Company cannot assure any purchaser that a market will develop subsequent to this Offering. The Company’s common stock is not presently included for trading on any exchange, and there can be no assurances that the Company will ultimately be registered on any exchange. No assurance can be given that the Shares of the Company will ever qualify for inclusion on any trading market.

Restrictions on transferability

The Shares offered herein are restricted securities and, unless registered with the Securities and Exchange Commission, can only be sold in compliance with Rule 144 which provides that such securities cannot be sold or transferred for one year. The Rule 144 transferability requirements continue after one year for officers, directors and greater 10% percent shareholders who may thereafter sell such securities every three months in an amount equal to the greater of 1% of the Company’s outstanding common stock or the weekly average trading volume over the preceding four weeks. To satisfy the requirements of such exemptions from registration under the Securities Act and to conform to applicable state securities laws, each investor must acquire his Shares for investment purposes only and not with a view towards distribution.

Consequently, certain conditions of the Securities Act may need to be satisfied prior to any sale, transfer, or other disposition of the Shares. Some of these conditions may include, but are not limited to, a minimum holding period, availability of certain reports, including financial statements and limitations on the percentage of Shares sold and the manner in which they are sold. The Company can prohibit any sale, transfer or disposition unless it receives an opinion of counsel provided at the holder’s expense, in a form satisfactory to the Company stating that the proposed sale, transfer or other disposition will not result in a violation of applicable federal or state securities laws and regulations. No public market exists for the Shares, no market is expected to develop for the foreseeable future, and no market may ever develop at all. Consequently, owners of the Shares may have to hold their investment indefinitely and may not be able to liquidate their investments or pledge them as collateral for a loan in the event of an emergency.

Purchase of the Shares Is a Long Term Investment

An investment in the Shares may be long term and illiquid. As discussed above, the offer and sale of the Shares will not be registered under the Securities Act or any foreign or state securities laws by reason of exemptions from such registration, which depends in part on the investment intent of the investors. Prospective investors will be required to represent in writing that they are purchasing the Shares for their own account for long-term investment and not with a view towards resale or distribution. Accordingly, purchasers of Shares must be willing and able to bear the economic risk of their investment for an indefinite period of time. It is likely that investors will not be able to liquidate their investment in the event of an emergency.

No Dividends

The Company does not currently pay cash dividends on its common stock and does not anticipate paying such dividends at any time in the immediate future. At present, the Company will follow a policy of retaining all of its earnings, if any, to finance development and expansion of its business.

Arbitration

By execution of the Subscription Agreement for purchase of the Shares, investors in this Offering agree to submit to arbitration for all claims arising from their investment. Arbitration may not afford investors all the relief they might obtain outside arbitration. Arbitration narrows procedural and other steps available to claimants (such as discovery, broad choice of venue and scope of appellate review) and is, in general, a more informal process than court action. On the other hand, arbitration is normally a less expensive process for a claimant than court action and normally results in a quicker final decision. However, investors may find that as a result of arbitration they are more restricted in the resolution of claims, if any, arising from this investment.

Limited Liability of Management

The Company has provisions in its Certificate of Incorporation and Bylaws which limit the liability of its officers and directors, and provide for indemnification by the Company of its officers and directors to the full extent permitted by Delaware corporate law. Such provisions may substantially limit a shareholder’s ability to hold officers and directors liable for breaches of fiduciary duty.

Lack of Firm Underwriter May Impact the Sale of the Shares

The Shares are offered on a “best efforts” basis by the Management and Board of Directors without compensation and on a “best efforts” basis through certain FINRA registered broker-dealers, which enter into Participating Broker-Dealer Agreements with the Company. Accordingly, there is no assurance that the Company or any FINRA broker-dealer will sell the minimum number or maximum number of Shares offered.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

The Company has no properties and at the period covered by this Report has no agreements to acquire any properties. The Company currently uses the offices of Management at no cost to the Company.

ITEM 3. LEGAL PROCEEDINGS.

There are currently no pending, threatened or actual legal proceedings of a material nature in which the Company is a party.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Common Equity and Related Stockholder Matters

There is currently no public market for the Company’s securities.

Securities Authorized for Issuance under Equity Compensation Plans.

None.

Stock Transfer Agent

Our stock transfer agent of our Common Stock is Manhattan Transfer Registrat Company, located at 531 Cardens Court, Erie, CO 80516.

Common Shareholders

On April 17th, 2018, we had approximately 40 shareholders of record.

Dividends

The Company has not paid any dividends to date. The Company intends to employ all available funds for the growth and development of its business, and accordingly, does not intend to declare or pay any dividends in the foreseeable future.

Repurchase of Equity Securities

None.

Recent Sales of Unregistered Securities

None.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The following discussion and analysis should be read in conjunction with our audited financial statements and the accompanying notes thereto included in “Item 8. Financial Statements and Supplementary Data.”

Overview

Diverse Development Group, Inc. (the “Company”) was incorporated on April 4th, 2016 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company was, but is no longer a blank check company, as the Company has specific business plan and purpose. The Company qualifies as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act which became law in April, 2012.

Since inception the Company’s operations to date of the period covered by this report have been limited to issuing shares of common stock to its original shareholders, filing a registration statement on Form 10 with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 as amended to register its class of common stock and effecting a change in control of the Company on December 17th, 2016.

The Company has limited operation to evaluating potential properties for development and/or land acquisition, and the Company is currently engaged in preliminary negotiations for transfer and or assignment of rights from certain related LLCs solely owned and operated by the Company’s founder. No assignments have taken place to date however and the Company continues to evaluate opportunities to implement its business plan.

The Company has raised $415 from 37 shareholders at $0.001 value per share in December, 2016. On June 23, 2017, the Company’s registration on Form S-1 of a direct public offering to investors was declared effective by the SEC. The registration Prospectus covered the offer and sale of 1,015,000 shares of common stock offered by the holders thereof. The selling shareholders will offer their shares, respectively, at a price of $0.15 per share. The offering is ongoing.

The Company’s primary objective is to buy, sell and develop real estate assets located within the United States. However unlike traditional real estate investment groups, DDG intends to operate using cash and little to no debt or if debt is required, such debt will be short term, to be repaid within three years or less.

The Company’s philosophy is that by using cash for the Company’s endeavors and by utilizing a development and purchase model using a blend of existing assets with stabilized cash flows and ground-up development projects, DDG will be able to amass and sustain a strong cash flow with little to no debt all while maintaining significant assets on the Company’s books. The Company also aims to keep overhead low and limit expenses, as they relate to soft costs.

The Company intends to utilize funds pooled from investors to directly invest in income-yielding properties. The Company will primarily invest in diversified credit tenant investment-grade NNN properties with long-term leases. The Company’s strategic roadmap includes it investing a portion of its capital for higher return ground-up land development projects. Income will be largely generated from rent and capital gains from ground up development projects. The Company will not have any debt other than an occasional short term loan that is project-specific.

At the outset of the business, the Company intends to utilize the expertise of its founder to develop 7 Eleven properties in Florida. These developments are ground-up build-to-suite developments that, after build, the Company will collect rent from 7- Eleven Corporate and subsequently sell the property on the market.

As of the date of this Report, the Company has identified a project that is entitled for 688 units and 85,000 square feet of retail (the “Development Project”) as well as several single tenant developments with an S&P rating of AA- (the “Ground Up Developments”). Presently the Company’s President and CEO Mr. Kiritsis controls the Development Project and the Ground Up Developments pursuant to certain free-standing leases and deeds that are held by one of two separate single-member Florida Limited Liability Companies, each of which Mr. Kiritsis is the sole member (the “LLC Group”). The LLC Group consists of Potomac Group LA1, LLC, a Florida Limited Liability Company (“PG LA1”) and Sered Joel, LLC, a Florida Limited Liability Company (“Sered”).

As part of the Company’s plan, the Company intends to secure from the LLC Group valid assignment of all development projects under control of the LLC Group in order to generate operational capital. These projects include a 7- Eleven ground up development and a 92 unit patio villa development that is fully entitled and shovel ready on land that is owned outright by PG LA1 (part of the Development Project). The Company also intends to secure from PG LA1 assignment of rights to 18 acres in Placida, Florida, a development located on the water, which includes a restaurant, and existing boat docks (the “Placida Development”). Following assignment, the Company’s intent is to rezone the Placida Development to a Planned Development of Medium Density to allow for build of 150 to 180 condominiums, restaurant improvements and addition of retail space. The Company anticipates that these projects will be assigned to The Company within the first year of its operation to implement its business plan, however it should be noted that no such assignment has taken place to date and the LLC Group is under no legal obligation to go forward with assignments of real estate interests or may go forward with the projects using other entities affiliated with Mr. Kiritsis.

As of December 31, 2017, the Company had not generated revenues and had no income or cash flows from operations since inception. The Company had sustained a net losses of $38,219 for the year ended December 31, 2017 and had an accumulated deficit of $44,988 as of December 31, 2017.

Recent Developments

The Company intends to use the proceeds of the offering (the “Proceeds”) to continue its efforts towards development of real estate and acquisition of target properties and associated rights. Although the Company does not have definitive agreements in place, Mr. Kiritsis, the Company’s founder, formed Sered Joel, LLC, a Florida Limited Liability Company (“Sered”), on September 07, 2016, for the purpose of entering into certain real estate transactions within the state of Florida. Mr. Kiritsis is the sole member and 100% owner of Sered. To date, Sered is party to a freestanding lease agreement as landlord, with 7-Eleven, Inc., a Texas Corporation (“7-Eleven”) as Tenant, wherein, subject to purchase of the land, Sered shall grant and lease to 7-Eleven approximately 1.18 acres of land, of which the undeveloped purchase price equals $1.96 million, located at 75 Joel Blvd. In Lehigh Acres, Florida (the “Lehigh Acres Lease”). A copy of the Lehigh Acres Lease has been filed as an exhibit to this registration statement. Pursuant to the Lehigh Acres Lease, following development of approximately 3,010 square feet of building improvements, for a term of 15 years (or greater if extended), Sered will be entitled to rents from 7-Eleven as follows:

•	Years 1-5: $13,083.33 monthly rent, $157,000.00 annual rent;
•	Years 6-10: $14,391.67 monthly rent, $172,700.00 annual rent; and
•	Years 11-15: $15,830.83 monthly rent, $189,970.00 annual rent;

and if extended:

•	Years 16-20 $17,413.92 monthly rent, $208,967.00 annual rent;
•	Years 2l-25 $ 19,155.3 monthly rent, $229,863.70 annual rent;
•	Years 26-30 $21,070.84 monthly rent, $252,850.07 annual rent;
•	Years 31-35 $23,177.92 monthly rent, $278,135.08 annual rent; and
•	Years 36-40 $25,495.72 monthly rent, $305,948.59 annual rent

At the closing of the purchase of the subject property to the Lehigh Acres Lease, the Company intends to secure assignment from Sered of the Lehigh Acres Lease, and all rights and covenants contained therein . It should be noted however that no such assignment has taken place to date and Sered is under no legal obligation to go forward with the assignment of the Lehigh Acres Lease or it may go forward with the project using other entities affiliated with Mr. Kiritsis.

Mr. Kiritsis, the Company’s founder, also formed Potomac Group LA1, LLC, a Florida Limited Liability Company (“PG LA1”), on January 15, 2009, for the purpose of entering into certain real estate transactions within the state of Florida. Mr. Kiritsis is the sole member and 100% owner of PG LA1. To date, PG LA1 owns outright 15 acres of land, located in Hardee County, Florida. (the “15 Acres”). The 15 acres are entitled for construction of 92 patio villas. The project is fully engineered and initial cost estimates equal $1.2 million for site improvements. Upon effectiveness of this registration statement, or at some other date in the near future, the Company intends to secure assignment of the 15 Acres from PG LA1 . The Company thereafter intends to build the 92 patio villas and subsequently sell the villas per unit to buyers at market rates. Alternatively the Company may sell the entire finished lots, provided the Company is presented with a willing buyer at acceptable terms, which cannot be guaranteed prior to development. A site plan for this development has been filed as an exhibit to this registration statement. It should be noted however that no such assignment has taken place to date and PG LA1 is under no legal obligation to go forward with the assignment of the 15 Acres or it may go forward with the project using other entities affiliated with Mr. Kiritsis.

In addition, On March 8th, 2017, PG LA1 entered into a contract with Carribean Bay Mortgage Lender, LLC (“Lender”) to purchase 18 acres of land located at 13000 Fishery Rd., adjacent to State Road 775 South of Boca Grande Causeway, Placida, Florida, Charlotte County, Florida (the “Placida Property”) (the “Purchase Agreement”). Pursuant to the Purchase Agreement, a copy of which has been filed as an exhibit to this registration statement, the principal sum to be paid equals $6,000,000 (six million dollars). PG LA1 has already paid an initial deposit of $100,000 to Lender on March 8th, 2017, and anticipates a closing date at the end of June 2018. Upon closing of the purchase of the Placida Property, the Company intends to secure from PG LA1 assignm ent of the Purchase Agreement, and all rights and covenants contained therein . After assignment, the Company is hopeful that the property will have already been successfully rezoned to medium density PD 10 units per acre, enabling further development of 150 to 180 condominium units. It should be noted however that no such assignment has taken place to date and PG LA1 is under no legal obligation to go forward with the assignment of the Purchase Agreement, or it may go forward with the project using other entities affiliated with Mr. Kiritsis.

Forward-Looking Statements

In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. See “Forward-Looking Statements.” Our results and the timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors.

Results of Operations

As of December 31, 2017, the Company had a working capital deficit of $42,804 and an accumulated deficit of $44,988. Additionally, there was a net losses of $38,219 and $6,769 for the year ended December 31, 2017 and for the period from April 4, 2016 (inception) to December 31, 2016, respectively.

For the Year Ended December 31, 2017 and  for the period from April 4, 2016 (Inception) to December 31, 2016

Revenues

The Company did not incur revenues during the year ended December 31, 2017 and for the period from April 4, 2016 (Inception) to December 31, 2016.

Operating Expenses

Operating expenses increased to $37,803 in 2017 from $6,769 in 2016, an increase of $31,034, or approximately 458%. This increase primarily was due to professional fees as a result of the Company’s filings.

Other Income (Expenses)

Interest expense increased $416, or 100%, when comparing the year ended December 31, 2017 to the period from April 4, 2016 (inception) to December 31, 2016. The Company is incurring interest expense on a loan balance due to a shareholder.

Net Income

The Company will continue to incur losses until revenues are produced.

Liquidity and Capital Resources

Operating Activities

The net cash used by operating activities for the year ended December 31, 2017 was $25,039 resulting primarily from the increases in net loss due to professional fees.

The net cash provided by operating activities for the period from April 4, 2016 (inception) to December 31, 2016 was $0.

Financing Activities

The net cash provided in financing activities for the year ended December 31, 2017 was $24,896. The Company incurred debt, from a primary shareholder, to continue to operate.

The net cash provided by financing activities for the period from April 4, 2016 (inception) to December 31, 2016 was $415 from issuance of common stock.

We have historically financed our operations through, debt from third party lenders, notes issued to various private individuals and personal funds advanced from time to time by the majority shareholder, who is also the President and Chief Executive Officer of the Company.

As of December 31, 2017, we had cash and cash equivalents of $272 a working capital deficit of $42,804 and an accumulated deficit of $44,988.

We intend to finance our internal growth with cash on hand, cash provided from operations, borrowings, debt or equity offerings, or some combination thereof. We believe that our cash provided from operations and cash on hand will provide sufficient working capital to fund our operations for the next twelve months.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recently Issued Accounting Pronouncements

In January 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-01 “Income Statement Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” The objective of this ASU is to simplify the income statement presentation requirements in Subtopic 225-20 by eliminating the concept of extraordinary items. Eliminating the extraordinary classification simplifies income statement presentation by altogether removing the concept of extraordinary items from consideration. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The adoption of this standard did not have a material impact on the Company’s financial statements.

On April 30, 2015, the FASB issued ASU No. 2015-06, “Earnings Per Share (Topic 260): Effects on Historical Earnings per Units of Master Limited Partnership Dropdown Transactions”. Under Topic 260, Earnings Per Share, master limited partnerships (MLPs) apply the two-class method to calculate earnings per unit (EPU) because the general partner, limited partners, and incentive distribution rights holders each participate differently in the distribution of available cash. When a general partner transfers (or “drops down”) net assets to a master limited partnership and that transaction is accounted for as a transaction between entities under common control, the statements of operations of the master limited partnership are adjusted retrospectively to reflect the dropdown transaction as if it occurred on the earliest date during which the entities were under common control. The amendments in this ASU specify that for purposes of calculating historical EPU under the two-class method, the earnings (losses) of a transferred business before the date of a dropdown transaction should be allocated entirely to the general partner interest, and previously reported EPU of the limited partners would not change as a result of a dropdown transaction. Qualitative disclosures about how the rights to the earnings (losses) differ before and after the dropdown transaction occurs also are required. This ASU is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Earlier application is permitted. The amendments in this ASU should be applied retrospectively for all financial statements presented. The adoption of this standard did not have a material impact on the Company’s financial statements.

On September 12, 2015, the FASB issued ASU No. 2015-10, “Technical Corrections and Improvements.” The amendments in this ASU cover a wide range of Topics in the ASC. The amendments in this ASU represent changes to make minor corrections or minor improvements to the ASC that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The amendments in this ASU require that transition guidance is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. All other amendments will be effective upon the issuance of this ASU. The adoption of this standard did not have a material impact on the Company’s financial statements.

On November 20, 2015, the FASB issued ASU No. 2015-17, “Income Taxes.” The FASB issued this ASU as part of its initiative to reduce complexity in accounting standards (the “Simplification Initiative”). The objective of the Simplification Initiative is to identify, evaluate, and improve areas of GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. Current GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. To simplify the presentation of deferred income taxes, the amendments in this ASU require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this ASU. The amendments in this ASU are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The Company does not anticipate that the adoption of this standard will have a material impact on its financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of China Biotech Holdings Ltd

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Diverse Development Group Inc. (the Company) as of December 31, 2017 and 2016, and the related statements of operations, changes in stockholders’ equity, and cash flows for the year ended December 31, 2017 and for the period from April 4, 2016 (Inception) to December 31, 2016, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the year ended December 31, 2017 and for the period from April 4, 2016 (Inception) to December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has not generated any revenues since inception. The company has sustained continuing operating losses and working capital deficits. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 4, which includes the raising of additional equity financing or merger with another entity. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KCCW Accountancy Corp.

We have served as the Company’s auditor since 2016.

Los Angeles, California

April 15, 2018

DIVERSE DEVELOPMENT GROUP, INC.
BALANCE SHEETS

	December 31, 2017	December 31, 2016
		(Restated)
ASSETS
Current assets
Cash & cash equivalents	$272	$415
Total Current Assets	272	415

Total assets	$272	$415

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accrued liabilities	$18,180	$5,000
Note payable - related party	24,896	-

Current liabilities	43,076	5,000

Stockholders' deficit
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none outstanding as of December 31, 2017 and December 31, 2016, respectively	-	-
Common stock; $0.0001 par value, 100,000,000 shares authorized; 7,115,000 shares issued and outstanding as of December 31, 2017 and December 31, 2016, respectively	712	712
Discount on Common Stock	(670)	(670)
Additional paid - in capital	2,142	2,142
Accumulated deficit	(44,988)	(6,769)

Total stockholders' deficit	(42,804)	(4,585)
Total liabilities and stockholders' deficit	$272	$415

The accompanying notes are an integral part of these financial statements.

DIVERSE DEVELOPMENT GROUP, INC.
STATEMENTS OF OPERATIONS

	For the year ended December 31, 2017	For the period from April 4, 2016 (Inception) to December 31, 2016
		(Restated)
Revenue	$-	$-
Cost of revenue	-	-
Gross profit	-	-

Operating expenses	37,803	6,769

Net loss before income taxes	(37,803)	(6,769)
Interest expense	(416)	-
Net loss	$(38,219)	$(6,769)

Loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average shares - basic and diluted	7,115,000	19,363,389

The accompanying notes are an integral part of these financial statements.

DIVERSE DEVELOPMENT GROUP, INC.
STATEMENTS OF STOCKHOLDERS' DEFICIT

	Preferred Stock		Common Stock		Discount on Common	Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Deficit
Balance April 4, 2016 (inception)	-	$-	-	$-	$-	$-	$-	$-
Issuance of common stock to founders for no consideration	-	-	20,000,000	2,000	(2,000)	-	-	-
Redemption of common stock	-	-	(19,400,000)	(1,940)	1,940	-	-	-
Issuance of common stock for change in control	-	-	6,100,000	610	(610)	-	-	-
Issuance of common stock for cash	-	-	415,000	42	-	373	-	415
Additional paid in capital	-	-	-	-	-	1,769	-	1,769
Net loss	-	-	-	-	-	-	(6,769)	(6,769)
Balance, December 31, 2016	-	-	7,115,000	712	(670)	2,142	(6,769)	(4,585)
Net loss			-	-	-	-	(38,219)	(38,219)
Balance, December 31, 2017	-	$-	7,115,000	$712	$(670)	$2,142	$(44,988)	$(42,804)

The accompanying notes are an integral part of these financial statements.

DIVERSE DEVELOPMENT GROUP, INC.
STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2017	For the period from April 4, 2016 (Inception) to December 31, 2016
		(Restated)
OPERATING ACTIVITIES
Net loss	$(38,219)	$(6,769)

Non-cash adjustments to reconcile net loss to net cash:
Expenses paid for by stockholder and contributed as capital	-	1,769
Changes in Operating Assets and Liabilities
Accrued liabilities	13,180	5,000
Net cash used in operating activities	(25,039)	-

FINANCING ACTIVITIES
Notes payable - related party	24,896	-
Net Cash Flows provided financing activities	24,896	415

Net decrease in cash & cash equivalents	(143)	415
Cash & cash equivalents, beginning of period	415	-

Cash & cash equivalents, end of period	$272	$415

Supplemental cash flow information:
Income tax paid	$-	$-
Interest paid	$-	$-

NON-CASH TRANSACTION:
Common stock issued to founders for no consideration	$-	$60
Common stock issued to officer for no consideration	$-	$610

The accompanying notes are an integral part of these financial statements.

DIVERSE DEVELOPMENT GROUP, INC.

Notes to Financial Statements

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s financial statements. Such financial statements and accompanying notes are the representations of the Company’s management, who is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”) in all material respects, and have been consistently applied in preparing the accompanying financial statements.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The cash and cash equivalents were $272 and $415 as of December 31, 2017 and 2016, respectively.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of December 31, 2017 and December 31, 2016.

INCOME TAXES

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2017 and December 31, 2016, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of December 31, 2017 and December 31, 2016, there were no outstanding dilutive securities.

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

NOTE 3 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company has restated its financial statements as of December 31, 2016 and for the period from April 4, 2016 (inception) to December 31, 2016 to correct errors identified in the Balance Sheet, Statement of Operations, Statement of Stockholders’ Deficit, and Statement of Cash Flows. The restatement corrects the following items:

(1)	To correct the balances of cash, common stock, additional paid-in capital, and the number of common shares issued and outstanding stated on the Balance Sheet;

(2)	To correct the weighted average number of shares stated on the Statement of Operations;

(3)	To correct the number of common shares and balances for the issuance of common stock stated on the Statement of Stockholders’ Deficit; and

(4)	To correct the amount of proceeds from issuance of common stock stated under Financing Activities on the Statement of Cash Flows.

The effects of the adjustments on the Company’s previously issued financial statements for the year ended December 31, 2016 are summarized as follows:

Selected Balance Sheet information as of December 31, 2016:

	Previously Reported	Effect of Restatement	As Restated
Current assets
Cash	$-	$415	$415
Total assets	-	415	415

Stockholders’ deficit
Common stock	670	42	712
Additional paid-in capital	1,769	373	2,142
Total stockholders’ deficit	(5,000)	415	(4,585)
Total liabilities and stockholders’ deficit	-	415	415

Selected Statement of Operations information for the period from April 4, 2016 (inception) to December 31, 2016:

	Previously Reported	Effect of Restatement	As Restated

Weighted average shares-basic and diluted	19,290,406	72,983	19,363,389

Selected Statement of Stockholders’ Deficit information for the period from April 4, 2016 (inception) to December 31, 2016:

	Previously Reported	Effect of Restatement	As Restated
Issuance of common stock to founders for no consideration - number of Shares	26,100,000	(6,100,000)	20,000,000
Issuance of common stock to founders for no consideration – Amount of Common Stock	$2,610	$(610)	$2,000
Issuance of common stock to founders for no consideration – Discount on Common Stock	(2,610)	610	(2,000)
Issuance of common stock for change in control - number of Shares	-	6,100,000	6,100,000
Issuance of common stock for change in control – Amount of Common Stock	$-	$610	$610
Issuance of common stock for change in control – Discount on Common Stock	-	(610)	(610)
Issuance of common stock for cash – number of Shares	-	415,000	415,000
Issuance of common stock for cash – Amount of Common Stock	$-	$42	$42
Issuance of common stock for cash – Additional Paid-in Capital	-	373	373
Issuance of common stock for cash – Total Stockholders’ Deficit	-	415	415
Balance, December 31, 2016 - number of Shares	6,700,000	415,000	7,115,000
Balance, December 31, 2016 – Amount of Common Stock	$670	$42	$712
Balance, December 31, 2016 – Additional Paid-in Capital	1,769	373	2,142
Balance, December 31, 2016 – Total Stockholders’ Deficit	$(5,000)	$415	$(4,585)

Selected Statement of Cash Flows information for the period from April 4, 2016 (inception) to December 31, 2016:

	Previously Reported	Effect of Restatement	As Restated
FINANCING ACTIVITIES
Proceeds from issuance of common stock	$-	$415	$415
Net cash provided by financing activities	-	415	415
Net increase in cash	-	415	415
Cash, end of period	$-	$415	$415
NON-CASH TRANSACTION:
Common stock issued to founders for no consideration	$670	$(610)	$60
Common stock issued to officer for no consideration	$-	$610	$610

NOTE 4 - GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained net losses of $38,219 for the year ended December 31, 2017. The Company had working capital deficits of $42,804 and $4,585 as of December 31, 2017 and 2016, respectively. The Company had an accumulated deficit of $44,988 and $6,769 as of December 31, 2017 and 2016, respectively. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing from its members or other sources, as may be required.

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

NOTE 5 - ACCRUED LIABILITIES

The Company had accrued professional fees of $18,180 and $5,000 as of December 31, 2017 and 2016, respectively.

NOTE 6 - NOTES PAYABLE – RELATED PARTY

On December 31, 2017 the Company entered into a note payable with a related party to pay certain professional fees related to Company governance and compliance with its registration with the SEC. The terms of the note are due on demand at an interest rate of 6% per annum. As of December 31, 2017, the company incurred $24,896 as note payable to related party. The Company incurred $416 of interest expense for the year ended December 31, 2017. The Company did not have any balances due at December 31, 2016.

NOTE 7 - STOCKHOLDERS’ DEFICIT

On April 4, 2016, the Company issued 20,000,000 founders common stock to two directors and officers pro rata as founder shares valued at $0.0001 par value per share and for a total discount of $2,000 of which an aggregate of 19,400,000 were contributed back to the Company on December 17, 2016 for a total valuation of $1,940. On December 18, 2016, the Company issued 6,100,000 shares of common stock at par value and at a discount of $610 to its then new sole officer and director.

On December 30, 2016, the Company issued an aggregate of 415,000 shares of common stock for an aggregate consideration of $415, or at $0.001 per share to 37 shareholders pursuant to Section 4(2) of the Securities Act of 1933 as a private offering of its securities.

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock.7,115,000 shares of common stock and no preferred stock were issued and outstanding as of December 31, 2017 and 2016, respectively.

NOTE 8 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through April 15, 2018, the date at which the financial statements were available to be issued, and has determined that there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events”.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Our management does not expect that our disclosure controls and procedures will prevent all error and all fraud. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Based on the evaluation as of December 31, 2017, for the reasons set forth below, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over our financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. The Company’s management is also required to assess and report on the effectiveness of the Company’s internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of the Company’s financial reporting for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that in reasonable detail accurately and fairly reflect the Company’s transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of the Company’s financial statements and that receipts and expenditures of company assets are made in accordance with management authorization; and (iii) provide reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

The Company’s officer, its president, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, based on the criteria establish in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2016, based on those criteria. A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

This Annual Report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting. The management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

There have been no changes in our internal control over financial reporting during the last fiscal quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and sole director are as follows:

Name	Age	Position

Christopher Kiritsis	51	President, Chief Executive Officer, and a Director

___________

(1)

Mr. Kiritsis was appointed as our President and Chief Executive Officer on December 17, 2016 subsequent to effecting change in control. Upon implementation of the change in control, then-current officers Mr. Jim Cassidy and Mr. James Cassidy and Mr. James McKillop resigned from their interim officer and director positions.

A brief description of the background and business experience of our sole executive officer and director for the past five years is as follows:

Christopher Kiritsis, age 51, has served as the President and Chief Executive Officer since the Company’s implementation of the change of control, on December 17, 2016. Mr. Kiritsis also holds more than 30 years of experience in the real estate industry. Mr. Kiritsis founded the Potomac Group in 1998, a firm that specialized in real estate sales, development and consulting. Mr. Kiritsis initiated the Group’s largest project - a half-million square foot commercial development in the New Hampshire seacoast area. Subsequently Mr. Kiritsis formed a joint venture with Developers Diversified Realty. He has also been retained by other national companies and developers to assist in negotiating and furthering their development projects. Over the years, Mr. Kiritsis has become a seasoned residential and commercial developer, having accumulated a diverse portfolio of completed development projects from the ground up as well as consulting for various national retail corporate clients.

Through his prior service, Mr. Kiritsis possesses the knowledge and experience in real estate development and acquisition that aids him in efficiently and effectively identifying and executing the Company’s strategic priorities.

Term of Office

Our sole director holds his position until the next annual meeting of shareholders and until his successor is elected and qualified by our shareholders, or until earlier death, retirement, resignation or removal.

Director Qualifications

Directors are responsible for overseeing the Company’s business consistent with their fiduciary duty to the stockholders. This significant responsibility requires highly-skilled individuals with various qualities, attributes and professional experience. Our sole director believes that there are general requirements for service on the Board that are applicable to directors and that there are other skills and experience that should be represented on the Board as a whole but not necessarily by each director. The Board considers the qualifications of director and director candidates individually and in the broader context of the Board’s overall composition and the Company’s current and future needs.

Qualifications for All Directors

In its assessment of each potential candidate, including those recommended by the stockholders, the Board will consider the nominee’s judgment, integrity, experience, independence, understanding of the Company’s business or other related industries and such other factors it determines are pertinent in light of the current needs of the Board. The Board also takes into account the ability of a director to devote the time and effort necessary to fulfill his or her responsibilities to the Company.

The Board requires that each director be a recognized person of high integrity with a proven record of success in his or her field. Each director must demonstrate innovative thinking, familiarity with and respect for corporate governance requirements and practices, an appreciation of multiple cultures and a commitment to sustainability and to dealing responsibly with social issues. In addition to the qualifications required of all directors, the Board conducts interviews of potential director candidates to assess intangible qualities including the individual’s ability to ask difficult questions and, simultaneously, to work collegially.

Director Independence

Pursuant to Rule 4200 of The NASDAQ Stock Market one of the definitions of an independent director is a person other than an executive officer or employee of a company. The Company’s board of directors has reviewed the materiality of any relationship that each of the directors has with the Company, either directly or indirectly. Based on this review, the board has determined that there are no independent directors.

Family Relationships

There are no family relationships between any of our directors, executive officers or directors.

Committees and Terms

The Board of Directors has not established any committees.

Involvement in Certain Legal Proceedings

To our knowledge, during the last ten years, our sole officer and director has not:

•	Had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

•	Been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses.

•

Been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

•

Been found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

•

Been the subject to, or a party to, any sanction or order, not subsequently reverse, suspended or vacated, of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Material Changes to the Procedures by which Security Holders May Recommend Nominees to the Board of Directors

There have been no material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

Board Committees

We have not formed an Audit Committee, Compensation Committee or Nominating and Corporate Governance Committee as of the filing of this Annual Report. Our Board of Directors performs the principal functions of an Audit Committee. We currently do not have an audit committee financial expert on our Board of Directors. We believe that an audit committee financial expert is not required because the cost of hiring an audit committee financial expert to act as one of our directors and to be a member of an Audit Committee outweighs the benefits of having an audit committee financial expert at this time.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, officers and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC and are required to furnish us with copies of these reports. Based solely on our review of the reports filed with the SEC, we believe that all persons subject to Section 16(a) of the Exchange Act timely filed all required reports in 2017.

Code of Ethics

We currently do not have a code of ethics that applies to our officers, employees and director, including our Chief Executive Officer, however, we are in the process of formulating a code of ethics and intend to adopt one in the near future.

Item 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to, the named person, during the years ended December 31, 2016 and 2015:

Summary Compensation of Named Executive Officers

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)

Christopher Kiritsis	2017	0	0	0	0	0
President and Chief Executive Officer	2016	0	0	0	0	0

Employment Agreement

The Company has not entered into any employment agreements. However, the Company contemplates entering into an employment agreement with management as soon as significant business operations commence.

Outstanding Equity Awards at Fiscal Year-End

None.

Director Compensation

No director of the Company received any compensation for services as director during its last fiscal year.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) each director and named executive officer, (ii) all executive officers and directors as a group; and (iii) each shareholder known to be the beneficial owner of 5% or more of the outstanding common stock of the Company as of December 31, 2017. Beneficial ownership is determined in accordance with the rules of the SEC. Generally, a person is considered to beneficially own securities: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, and (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days (such as through exercise of stock options or warrants). For purposes of computing the percentage of outstanding shares held by each person or group of persons, any shares that such person or persons has the right to acquire within 60 days are deemed to be outstanding, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. Unless otherwise indicated below, the address of each person listed in the table below is c/o 620 Johnson Avenue, Bohemia, NY 11716.

	Amount and Nature of Beneficial Ownership
	Common Stock (1)
Name and Address of Beneficial Owner Directors and Officers	No. of Shares	% of Class

Christopher Kiritsis President and Chief Executive Officer	6,100,000	85.73%

_____________

(1)	Based on 7,115,000 shares of common stock issued and outstanding.

Item 13.  CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

James Cassidy and James McKillop, selling shareholders of the Company, were both former officers and directors of the Company. Mr. Cassidy formerly held position of the Company as president, secretary and director of the Company prior to the change in control. Mr. McKillop formerly held position of the Company as vice president and director prior to the change in control. Mr. Cassidy and Mr. McKillop were involved with the Company prior to the change in control and may be considered promoters of the Company. Messrs. Cassidy and McKillop each initially held 10,000,000 shares of the Company’s common stock valued at par. As part of the change of control, Messrs. Cassidy and McKillop each consented to the contribution back to the Company of 9,700,000 shares held by each of them valued at par.

Each of Messrs. Cassidy and McKillop retains 300,000 shares and is a selling shareholder in this registration statement. As the initial shareholder/officer of the Company, Mr. Cassidy provided services to the Company without charge, including preparation and filing of the corporate documents and preparation of the initial registration statement. Mr. Cassidy continues to provide legal services to the Company through its arrangement with Tiber Creek Corporation in the preparation of this registration statement and assistance in preparation of certain of its filings required pursuant to the Securities Exchange Act of 1934. Mr. McKillop, through Tiber Creek Corporation, will provide services to the Company, if needed, in facilitating introductions and meetings with professionals in the brokerage and financial communities.

There are certain family relationships between shareholders and Christopher Kiritsis, the Company’s President and CEO.

The following shares were issued to, and are currently held by, persons related to Christopher Kiritsis (an officer and director of the Company): (a) Paul Kiritsis: 10,000 shares; (b) Tom Pappas: 10,000 shares; (c) Paul Pappas: 10,000 shares; (d) Nick Strong: 10,000 shares; (e) Kelsey Strong: 10,000 shares; (f) Olga Nikolaidis: 10,000 shares; (g) Ria Voiras: 10,000 shares; (h) Joyce Skaperdas; 10,000 shares; (i) Kimberly Lawlor; 10,000 shares. Paul Kiritsis is the brother of Christopher Kiritsis. Tom Pappas and Paul Pappas are the uncles of Christopher Kiritsis. Nick Strong and Kelsey Strong are nephew and niece of Chistopher Kiritsis. Olga Nikolaidis and Ria Voiras are the aunts of Christohper Kiritsis. Joyce Skaperdas is the ex-wife of Christopher Kiritsis and Kimberly Lawlor is the wife of Christopher Kiritsis.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table shows the aggregate fees we paid for professional services provided to us for 2017 and 2016:

	2017	2016
Audit Fees	$9,500	$6,000
Audit-Related Fees	2,500	0
Tax Fees	0	0
All Other Fees	0	0

Total	$12,000	$6,000

Audit Fees

For the year ended December 31, 2017 and 2016, we paid $9,500 and $6,000 respectively for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

For the fiscal years ended December 31, 2017 and 2016, we paid approximately $2,500 and $0, respectively, for audit related services.

Tax Fees

For our fiscal years ended December 31, 2017 and 2016, we paid $0 and $0 respectively, for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

We did not incur any other fees related to services rendered by our independent registered public accounting firm for the fiscal years ended December 31, 2017 and 2016.

The SEC requires that before our independent registered public accounting firm is engaged by us to render any auditing or permitted non-audit related service, the engagement be either: (i) approved by our Audit Committee or (ii) entered into pursuant to pre-approval policies and procedures established by the Audit Committee, provided that the policies and procedures are detailed as to the particular service, the Audit Committee is informed of each service, and such policies and procedures do not include delegation of the Audit Committee’s responsibilities to management.

We do not have an Audit Committee. Our Board of Directors pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees during 2017 were pre-approved by our Board of Directors. We do not have a record of the percentage of the above fees that were pre-approved in 2017. However, all of the above services in 2017 were reviewed and approved by our Board of Directors either before or after the respective services were rendered.

Item 15. Exhibits and Financial Statement Schedules.

(a) Documents filed as part of this Annual Report.

1.	Report of Independent Registered Public Accounting Firm

Balance Sheets as of December 31, 2017 and 2016
Statements of Operations for the years ended December 31, 2017 and for the period from April 4, 2016 (Inception) to December 31, 2016
Statements of Changes in Stockholders’ Equity for the year ended December 31, 2017 and for the period from April 4, 2016 (Inception) to December 31, 2016
Statements of Cash Flows for the year ended December 31, 2017 and for the period from April 4, 2016 (Inception) to December 31, 2016
Notes to Financial Statements

2.	Financial Statement Schedules

Exhibits:

Exhibit No.	Description

3.1	Articles of Incorporation of the Company (1)
3.2	By-laws of the Company (1)
21.1	List of Subsidiaries*
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Principal Executive Officer*
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Principal Financial Officer*
32.1+	Section 1350 Certification of Principal Executive Officer*
32.2+	Section 1350 Certification of Principal Financial Officer*
101. INS*	XBRL Instance Document
101. SCH*	XBRL Taxonomy Extension Schema Document
101. CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101. DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101. LAB*	XBRL Taxonomy Extension Label Linkbase Document
101. PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

________

*Filed herewith.

**Furnished herewith.

(1)	Previously filed on Form 10-12G on May 2, 2016 (File No.: 000-55634) as the same exhibit number as the exhibit number listed here, and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Diverse Development Group, Inc.

Date: April 19, 2018	By:	/s/ Christopher Kiritsis
Christopher Kiritsis
President and Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Christopher Kiritsis	President, Chief Executive Officer and	April 19, 2018
Christopher Kiritsis	Director

/s/ Christopher Kiritsis	Chief Financial Officer and Secretary	April 19, 2018
Christopher Kiritsis	(principal financial and accounting officer)

