Form 10-Q
period 2018-03-31
Diverse Development Group Inc.
filed 2018-05-14
CIK 1672897

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

As of May 9, 2018, 7,115,000 shares of the Registrant’s common stock, par value $0.0001 per share, were issued and outstanding.

Diverse Development Group, Inc.

 Quarterly Report on Form 10-Q

Period Ended March 31, 2018

PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

DIVERSE DEVELOPMENT GROUP, INC.
CONDENSED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(unaudited)

ASSETS
Current assets
Cash & cash equivalents	$230	$272
Total Current Assets	230	272

Total assets	$230	$272

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accrued liabilities	$19,125	$18,180
Note payable - related party	34,494	24,896

Current liabilities	53,619	43,076

Stockholders' deficit
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none outstanding as of March 31, 2018 and December 31, 2017, respectively	-	-
Common stock; $0.0001 par value, 100,000,000 shares authorized; 7,115,000 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	712	712
Discount on Common Stock	(670)	(670)
Additional paid - in capital	2,142	2,142
Accumulated deficit	(55,573)	(44,988)

Total stockholders' deficit	(53,389)	(42,804)
Total liabilities and stockholders' deficit	$230	$272

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIVERSE DEVELOPMENT GROUP, INC.
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended March 31, 2018	For the three months ended March 31, 2017

Revenue	$-	$-
Cost of revenue	-	-
Gross profit	-	-

Operating expenses	10,212	10,017

Operating loss before income taxes	(10,212)	(10,017)
Interest expense	(373)	-
Loss before income taxes	(10,585)	-
Income tax expense	-	-
Net loss	$(10,585)	$(10,017)

Loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average shares - basic and diluted	7,115,000	7,115,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIVERSE DEVELOPMENT GROUP, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	For the three months ended March 31, 2018	For the three months ended March 31, 2017
OPERATING ACTIVITIES
Net loss	$(10,585)	$(10,017)

Non-cash adjustments to reconcile net loss to net cash:
Expenses paid for by stockholder and contributed as capital	-	-
Changes in Operating Assets and Liabilities
Accrued liabilities	945	10,000
Net cash used in operating activities	(9,640)	(17)

FINANCING ACTIVITIES
Notes payable - related party	9,598	-
Proceeds from issuance of common stock	-	-
Net Cash Flows provided financing activities	9,598	-

Net decrease in cash & cash equivalents	(42)	(17)
Cash & cash equivalents, beginning of period	272	415
Cash & cash equivalents, end of period	$230	$398

Supplemental cash flow information:
Income tax paid	$-	$-
Interest paid	$-	$-

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

Basis of Presentation

The accompanying condensed balance sheet as of December 31, 2017, which has been derived from the Company's audited financial statements as of that date, and the unaudited interim condensed financial information of the Company as of and for the Three months ended March 31, 2018 have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. In the opinion of management, such financial information includes all adjustments considered necessary for a fair presentation of the Company's financial position at such date and the operating results and cash flows for such periods. Operating results for the interim period ended March 31, 2018 are not necessarily indicative of the results that may be expected for the entire year.

Certain information and footnote disclosure normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the United States Securities and Exchange Commission ("SEC"). These unaudited condensed interim financial statements should be read in conjunction with our audited financial statements and accompanying notes included in the Amended Company's Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on April 19, 2018.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The cash and cash equivalents were $230 and $272 as of March 31, 2018 and December 31, 2017, respectively.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of March 31, 2018 and December 31, 2017.

INCOME TAXES

Under ASC 740, "Income Taxes," deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2018 and December 31, 2017, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of March 31, 2018 and December 31, 2017, there were no outstanding dilutive securities.

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

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic230): Classification of Certain Cash Receipts and Cash Payments" ("ASU 2016-15"). ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017. The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. Management believes that the impact of this ASU to the Company’s condensed  financial statements would be insignificant.

In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern". This standard is intended to define management's responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern and to provide related footnote disclosures. Under U.S. GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. Financial reporting under this presumption is commonly referred to as the going concern basis of accounting. The going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities. Currently, U.S. GAAP lacks guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern or to provide related footnote disclosures. This ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. Management believes that the impact of this ASU to the Company’s condensed financial statements would be insignificant.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.

NOTE 3 - GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained net losses of $10,585 for the three months ended March 31, 2018. The Company had working capital deficits of $53,389 and $42,804 as of March 31, 2018 and December 31, 2017, respectively. The Company had an accumulated deficit of $55,573 and $44,988 as of March 31, 2018 and December 31, 2017, respectively. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing from its members or other sources, as may be required.

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

NOTE 4 - ACCRUED LIABILITIES

The Company had accrued professional fees of $19,125 and $18,180 as of March 31, 2018 and December 31, 2017, respectively.

NOTE 5 - NOTES PAYABLE – RELATED PARTY

On March 31, 2018 the Company entered into a note payable with a related party to pay certain professional fees related to Company governance and compliance with its registration with the SEC. The terms of the note are due on demand at an interest rate of 6% per annum. As of March 31, 2018, the company incurred $34,494 as note payable to related party. The Company incurred $373 of interest expense for the three months ended March 31, 2018. As of December 31, 2017, the company incurred $24,896 as note payable to related party. The Company did not have any interest expenses for the three months ended March 31, 2017.

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

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. 7,115,000 shares of common stock and no preferred stock were issued and outstanding as of March 31, 2018 and December 31, 2017, respectively.

NOTE 7 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through May 9, 2018, the date at which the financial statements were available to be issued, and has determined that there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events”.

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

During the three months ended March 31, 2018, the Company posted net losses of $10,585.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The cash and cash equivalents were $230 and $272 as of March 31, 2018 and December 31, 2017, respectively.

Concentrations and Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of March 31, 2018 and December 31, 2017.

Income Taxes

Under ASC 740, "Income Taxes," deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2018 and December 31, 2017, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

Loss per Common Share

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of March 31, 2018 and December 31, 2017, there were no outstanding dilutive securities.

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

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic230): Classification of Certain Cash Receipts and Cash Payments" ("ASU 2016-15"). ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017. The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. Management believes that the impact of this ASU to the Company’s condensed financial statements would be insignificant.

In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern". This standard is intended to define management's responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern and to provide related footnote disclosures. Under U.S. GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. Financial reporting under this presumption is commonly referred to as the going concern basis of accounting. The going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities. Currently, U.S. GAAP lacks guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern or to provide related footnote disclosures. This ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. Management believes that the impact of this ASU to the Company’s condensed financial statements would be insignificant.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.

Results of Operations

Three months ended March 31, 2018

The Company generated no revenues and had a net loss of $10,585 for the three months ended March 31, 2018. Company’s net loss was the primary result of $10,170 in professional fees and $42 in service fee paid for use of its bank account.

Three months ended March 31, 2017

The Company generated no revenues and had a net loss of $10,017 for the three months ended March 31, 2017. Company’s net loss was the primary result of $10,017 in professional fees.

Liquidity and Capital Resources

The Company had cash of $230 and $272 as of March 31, 2018 and December 31, 2017, respectively. The Company had working capital deficit of $53,389 and $42,804 as of March 31, 2018 and December 31, 2017, respectively.

For the three months ended March 31, 2018 the Company used $9,640 in its operations. The Company also received $9,598 in related party notes. The Company was provided $9,598 by financing activities. The Company incurred losses of $10,585.

For the three months ended March 31, 2017, the Company used $17 from its operating activities. The Company incurred losses of $10,017.

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

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer, the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2018, have been evaluated, and, based upon this evaluation, the Company’s Chief Executive Officer has concluded that these controls and procedures are not effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

Management and directors will continue to monitor and evaluate the effectiveness of the Company's internal controls and procedures and the Company's internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow. There were no changes in internal control over financial reporting during the quarter ended March 31, 2018.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of March 31, 2018, there were no pending or threatened legal proceedings that could reasonably be expected to have a material effect on the results of our operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of March 31, 2018, 7,115,000 shares of common stock and no shares of preferred stock were issued and outstanding.

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

_______

* filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIVERSE DEVELOPMENT GROUP, INC.

Dated: May 14, 2018	By:	/s/ Christopher Kiritsis
Christopher Kiritsis
President, Chief Financial Officer

