Form 10-Q
period 2018-06-30
Diverse Development Group Inc.
filed 2018-08-20
CIK 1672897

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-55634

DIVERSE DEVELOPMENT GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	30-0993789
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4819 Wood Pointe Way

Sarasota, Florida34233

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

As of August 20, 2018, 7,115,000 shares of the Registrant’s common stock, par value $0.0001 per share, were issued and outstanding.

 Diverse Development Group, Inc.

 Quarterly Report on Form 10-Q

Period Ended June 30, 2018

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

BALANCE SHEETS
(unaudited)

	June 30, 2018	December 31, 2017

ASSETS
Current assets
Cash & cash equivalents	$188	$272
Total Current Assets	188	272

Total assets	$188	$272

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accrued liabilities	$12,527	$18,180
Note payable - related party	54,242	24,896

Current liabilities	66,769	43,076

Stockholders' deficit
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none outstanding as of June 30, 2018 and December 31, 2017, respectively	-	-
Common stock; $0.0001 par value, 100,000,000 shares authorized; 7,115,000 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	712	712
Discount on Common Stock	(670)	(670)
Additional paid - in capital	2,142	2,142
Accumulated deficit	(68,765)	(44,988)

Total stockholders' deficit	(66,581)	(42,804)
Total liabilities and stockholders' deficit	$188	$272

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIVERSE DEVELOPMENT GROUP, INC.
STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended June 30, 2018	For the three months ended June 30, 2017	For the six months ended June 30, 2018	For the six months ended June 30, 2017

Revenue	$-	$-	$-	$-
Cost of revenue	-	-	-	-
Gross profit	-	-	-	-

Operating expenses	12,675	7,562	22,887	17,579

Net loss before income taxes	(12,675)	(7,562)	(22,887)	(17,579)
Interest expense	(517)	-	(890)	-
Net loss	$(13,192)	$(7,562)	$(23,777)	$(17,579)

Loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares - basic and diluted	7,115,000	7,115,000	7,115,000	7,115,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIVERSE DEVELOPMENT GROUP, INC.
STATEMENTS OF CASH FLOWS
(unaudited)
	For the six months ended June 30, 2018	For the six months ended June 30, 2017
OPERATING ACTIVITIES
Net loss	$(23,777)	$(17,579)

Non-cash adjustments to reconcile net loss to net cash:
Expenses paid for by stockholder and contributed as capital	-	-
Changes in Operating Assets and Liabilities
Accrued liabilities	(5,653)	9,262
Net cash used in operating activities	(29,430)	(8,317)

FINANCING ACTIVITIES
Notes payable - related party	29,346	-
Proceeds from issuance of common stock	-	8,258
Net Cash Flows provided financing activities	29,346	8,258

Net decrease in cash & cash equivalents	(84)	(59)
Cash & cash equivalents, beginning of period	272	415

Cash & cash equivalents, end of period	$188	$356

Supplemental cash flow information:
Income tax paid	$-	$-
Interest paid	$-	$-

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

Basis of Presentation

The accompanying condensed balance sheet as of December 31, 2017, which has been derived from the Company's audited financial statements as of that date, and the unaudited interim condensed financial information of the Company as of and for the six months ended June 30, 2018 have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. In the opinion of management, such financial information includes all adjustments considered necessary for a fair presentation of the Company's financial position at such date and the operating results and cash flows for such periods. Operating results for the interim period ended June 30, 2018 are not necessarily indicative of the results that may be expected for the entire year.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The cash and cash equivalents were $188 and $272 as of June 30, 2018 and December 31, 2017, respectively.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of June 30, 2018 and December 31, 2017.

INCOME TAXES

Under ASC 740, "Income Taxes," deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2018 and December 31, 2017, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of June 30, 2018 and December 31, 2017, there were no outstanding dilutive securities.

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

RECENT ACCOUNTING PRONOUNCEMENTS

The Company recognizes revenue from the sale of products and services in accordance with ASC 606,”Revenue Recognition” following the five steps procedure:

Step 1: Identify the contract(s) with customers

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to performance obligations

Step 5: Recognize revenue when the entity satisfies a performance obligation

The Company recognizes revenue when it satisfies its obligation by transferring control of the good or service to the customer. A performance obligation is satisfied over time if one of the following criteria are met:

a.	the customer simultaneously receives and consumes the benefits as the entity performs;
b.	the entity’s performance creates or enhances an asset that the customer controls as the asset is created or enhanced; or
c.	the entity’s performance does not create an asset with an alternative use to the entity, and the entity has an enforceable right to payment for performance completed to date.

Since the Company’s revenues are generated when products are sold with no remaining obligations on the part of the Company, revenue is recognized at the time of sale.

The Company currently has no revenue, but, will follow proper accounting standards when such time occurs.

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

NOTE 3 - GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained net losses of $23,777 for the six months ended June 30, 2018. The Company had working capital deficits of $66,581 and $42,804 as of June 30, 2018 and December 31, 2017, respectively. The Company had an accumulated deficit of $68,765 and $44,988 as of June 30, 2018 and December 31, 2017, respectively. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing from its members or other sources, as may be required.

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

NOTE 4 - ACCRUED LIABILITIES

The Company had accrued professional fees of $12,527 and $18,180 as of June 30, 2018 and December 31, 2017, respectively.

NOTE 5 - NOTES PAYABLE – RELATED PARTY

On June 30, 2018 the Company entered into a note payable with a related party to pay certain professional fees related to Company governance and compliance with its registration with the SEC. The terms of the notes are due on demand at an interest rate of 6% per annum. As of June 30, 2018, the company incurred $54,242 as note payable to related party. The Company incurred $890 of interest expense for the six months ended June 30, 2018. The Company had a balance due to related party of $24,896 at December 31, 2017.

NOTE 6 - STOCKHOLDERS' DEFICIT

On April 4, 2016, the Company issued 20,000,000 founders common stock to two directors and officers pro rata as founder shares valued at $0.0001 par value per share and for a total discount of $2,000 of which an aggregate of 19,400,000 were contributed back to the Company on December 17, 2016. On December 18, 2016, the Company issued 6,100,000 shares of common stock at par value and at a discount of $610 to its then new sole officer and director.

On December 30, 2016, the Company issued an aggregate of 415,000 shares of common stock for an aggregate cash consideration of $415, or at $0.001 per share to 36 shareholders pursuant to Section 4(2) of the Securities Act of 1933 as a private offering of its securities.

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. 7,115,000 shares of common stock and no preferred shares were issued and outstanding as of June 30, 2018 and 2017, respectively.

NOTE 7 -SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through August 20, 2018, the date at which the financial statements were available to be issued, and has determined that there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events”.

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

The Company intends to utilize funds pooled from investors to directly invest in income-yielding properties. The Company will primarily invest in diversified credit tenant investment-grade NNN properties with long-term leases. The Company's strategic roadmap includes investing +/- 10% of its capital for higher return ground-up land development projects. Income will be largely generated from rent and capital gains from development projects. The Company intends not to have any debt other than an occasional short term loan that is project-specific. The Company's purchase of existing investment-grade credit tenant properties should be completed within the first two quarters of total capitalization, generating the cash flow and liquidity needed to continue operations.

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

During the six months ended June 30, 2018, the Company posted net losses of $23,777.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The cash and cash equivalents were $188 and $272 as of June 30, 2018 and December 31, 2017, respectively.

Concentrations and Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of June 30, 2018 and December 31, 2017.

Income Taxes

Under ASC 740, "Income Taxes," deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2018 and December 31, 2017, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

Loss per Common Share

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of June 30, 2018 and December 31, 2017, there were no outstanding dilutive securities.

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

Recent Accounting Pronouncements

The Company recognizes revenue from the sale of products and services in accordance with ASC 606,”Revenue Recognition” following the five steps procedure:

Step 1: Identify the contract(s) with customers

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to performance obligations

Step 5: Recognize revenue when the entity satisfies a performance obligation

The Company recognizes revenue when it satisfies its obligation by transferring control of the good or service to the customer. A performance obligation is satisfied over time if one of the following criteria are met:

a.	the customer simultaneously receives and consumes the benefits as the entity performs;
b.	the entity’s performance creates or enhances an asset that the customer controls as the asset is created or enhanced; or
c.	the entity’s performance does not create an asset with an alternative use to the entity, and the entity has an enforceable right to payment for performance completed to date.

Since the Company’s revenues are generated when products are sold with no remaining obligations on the part of the Company, revenue is recognized at the time of sale.

The Company currently has no revenue, but, will follow proper accounting standards when such time occurs.

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

Results of Operations

Six months ended June 30, 2018

The Company generated no revenues and had a net loss of $23,777 for the six months ended June 30, 2018. Company’s net loss was the primary result of $22,803 in professional fees and $84 in service fee paid for use of its bank account. The Company incurred $890 of interest expense.

Six months ended June 30, 2017

The Company generated no revenues and had a net loss of $17,579 for the six months ended June 30, 2017. Company’s net loss was the primary result of $17,495 in professional fees and $84 in service fee paid for use of its bank account.

Three months ended June 30, 2018

The Company generated no revenues and had a net loss of $13,192 for the three months ended June 30, 2018. Company’s net loss was the primary result of $12,633 in professional fees and $42 in service fee paid for use of its bank account. The Company incurred $517 of interest expense.

Three months ended June 30, 2017

The Company generated no revenues and had a net loss of $7,562 for the three months ended June 30, 2017. Company’s net loss was the primary result of $7,520 in professional fees and $42 in service fee paid for use of its bank account.

Liquidity and Capital Resources

The Company had cash of $188 and $272 as of June 30, 2018 and December 31, 2017, respectively. The Company had working capital deficit of $66,581 and $42,804 as of June 30, 2018 and December 31, 2017, respectively.

For the six months ended June 30, 2018 the Company used $29,430 in its operations. The Company also received $29,346 in related party notes. The Company incurred losses of $23,777.

For the six months ended June 30, 2017, the Company used $8,317 from its operating activities. The Company incurred losses of $17,579. The Company was provided $8,258 for the issuance of its common stock.

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

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer, the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2018, have been evaluated, and, based upon this evaluation, the Company’s Chief Executive Officer has concluded that these controls and procedures are not effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

Management and directors will continue to monitor and evaluate the effectiveness of the Company's internal controls and procedures and the Company's internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow. There were no changes in internal control over financial reporting during the quarter ended June 30, 2018.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of June 30, 2018, there were no pending or threatened legal proceedings that could reasonably be expected to have a material effect on the results of our operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of June 30, 2018, 7,115,000 shares of common stock and no shares of preferred stock were issued and outstanding.

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

DIVERSE DEVELOPMENT GROUP, INC.

Dated: August 20, 2018	By:	/s/ Christopher Kiritsis
Christopher Kiritsis
President, Chief Financial Officer

