Form 10-Q
period 2018-09-30
Diverse Development Group Inc.
filed 2018-11-08
CIK 1672897

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of November 7, 2018, 7,115,000 shares of the Registrant’s common stock, par value $0.0001 per share, were issued and outstanding.

Diverse Development Group, Inc.

 Quarterly Report on Form 10-Q

Period Ended September 30, 2018

PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

DIVERSE DEVELOPMENT GROUP, INC.
CONDENSED BALANCE SHEETS
(unaudited)

	September 30, 2018	December 31, 2017

ASSETS
Current assets
Cash & cash equivalents	$146	$272
Total Current Assets	146	272

Total assets	$146	$272

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accrued liabilities	$12,527	$18,180
Note payable - related party	68,290	24,896

Current liabilities	80,817	43,076

Stockholders' deficit
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none outstanding as of September 30, 2018 and December 31, 2017, respectively	-	-
Common stock; $0.0001 par value, 100,000,000 shares authorized; 7,115,000 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	712	712
Discount on Common Stock	(670)	(670)
Additional paid - in capital	2,142	2,142
Accumulated deficit	(82,855)	(44,988)

Total stockholders' deficit	(80,671)	(42,804)
Total liabilities and stockholders' deficit	$146	$272

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIVERSE DEVELOPMENT GROUP, INC.
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended September 30, 2018	For the three months ended September 30, 2017	For the nine months ended September 30, 2018	For the nine months ended September 30, 2017

Revenue	$-	$-	$-	$-
Cost of revenue	-	-	-	-
Gross profit	-	-	-	-

Operating expenses	13,276	5,042	36,163	22,621

Net loss before income taxes	(13,276)	(5,042)	(36,163)	(22,621)
Interest expense	(814)	(124)	(1,704)	(124)
Net loss	$(14,090)	$(5,166)	$(37,867)	$(22,745)

Loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average shares - basic and diluted	7,115,000	7,115,000	7,115,000	7,115,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIVERSE DEVELOPMENT GROUP, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	For the nine months ended September 30, 2018	For the nine months ended September 30, 2017
OPERATING ACTIVITIES
Net loss	$(37,867)	$(22,745)

Non-cash adjustments to reconcile net loss to net cash:
Expenses paid for by stockholder and contributed as capital	-	-
Changes in Operating Assets and Liabilities
Accrued liabilities	(5,653)	3,165
Net cash used in operating activities	(43,520)	(19,580)

FINANCING ACTIVITIES
Notes payable - related party	43,394	-
Proceeds from issuance of common stock	-	19,479
Net Cash Flows provided BY financing activities	43,394	19,479

Net decrease in cash & cash equivalents	(126)	(101)
Cash & cash equivalents, beginning of period	272	415
Cash & cash equivalents, end of period	$146	$314

Supplemental cash flow information:
Income tax paid	$-	$-
Interest paid	$-	$-

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

Basis of Presentation

The accompanying condensed balance sheet as of December 31, 2017, which has been derived from the Company’s audited financial statements as of that date, and the unaudited interim condensed financial information of the Company as of and for the nine months ended September 30, 2018 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. In the opinion of management, such financial information includes all adjustments considered necessary for a fair presentation of the Company’s financial position at such date and the operating results and cash flows for such periods. Operating results for the interim period ended September 30, 2018 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2018.

Certain information and footnote disclosure normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the United States Securities and Exchange Commission (“SEC”). These unaudited condensed interim financial statements should be read in conjunction with our audited financial statements and accompanying notes included in the Amended Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on April 19, 2018.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The cash and cash equivalents were $146 and $272 as of September 30, 2018 and December 31, 2017, respectively.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of September 30, 2018 and December 31, 2017.

INCOME TAXES

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2018 and December 31, 2017, there were no deferred taxes due to the uncertainty of the realization of net operating loss carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of September 30, 2018 and December 31, 2017, there were no outstanding dilutive securities.

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

NOTE 3 - GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained net losses of $37,867 for the nine months ended September 30, 2018. The Company had working capital deficits of $80,671 and $42,804 as of September 30, 2018 and December 31, 2017, respectively. The Company had an accumulated deficit of $82,855 and $44,988 as of September 30, 2018 and December 31, 2017, respectively. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing from its members or other sources, as may be required.

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

NOTE 4–ACCRUED LIABILITIES

The Company had accrued liabilities of $12,527 and $18,180 as of September 30, 2018 and December 31, 2017, respectively. This balance includes interest of $1,704 and $124, for the nine months ended September 30, 2018 and 2017, respectively.

NOTE 5–NOTES PAYABLE – RELATED PARTY

On September 30, 2018 the Company entered into a note payable with a related party to pay certain professional fees related to Company governance and compliance with its registration with the SEC. The terms of the note are due on demand at an interest rate of 6% per annum. As of September 30, 2018, the company incurred $68,290 as note payable to related party. The Company incurred $1,704 of interest expense for the nine months ended September 30, 2018. The Company had a balance due to related party of $24,896 at December 31, 2017.

NOTE 6 – COMMON STOCK

On April 4, 2016, the Company issued 20,000,000 founders common stock to two directors and officers pro rata as founder shares valued at $0.0001 par value per share and for a total discount of $2,000 of which an aggregate of 19,400,000 were contributed back to the Company on December 17, 2016 for a total valuation of $1,940. On December 18, 2016, the Company issued 6,100,000 shares of common stock at par value and at a discount of $670 to its then new sole officer and director.

On December 30, 2016, the Company issued an aggregate of 415,000 shares of common stock for an aggregate consideration of $415, or at $0.001 per share to 36 shareholders pursuant to Section 4(2) of the Securities Act of 1933 as a private offering of its securities.

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. 7,115,000 shares of common stock and no preferred stock were issued and outstanding as of September 30, 2018 and 2017, respectively.

NOTE 7-SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through November 7, 2018, the date at which the financial statements were available to be issued, and has determined that there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events”.

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

During the nine months ended September 30, 2018, the Company posted net losses of $37,867.

Alternative Financial Planning

The Company has no alternative financial plans at the moment. If the Company is not able to successfully raise monies as needed through a private placement or other securities offering (including, but not limited to, a primary public offering of securities), the Company’s ability to expand its business plan or strategy over the next two years will be jeopardized.

Results of Operations

Nine months ended September 30, 2018

The Company generated no revenues and had a net loss of $37,867 for the nine months ended September 30, 2018. Company’s net loss was the primary result of $36,037 in professional fees and $126 in service fees paid for use of its bank account. The Company incurred $1,704 of interest expense.

Nine months ended September 30, 2017

The Company generated no revenues and had a net loss of $22,745 for the nine months ended September 30, 2017. Company’s net loss was the primary result of $22,495 in professional fees and $126 in service fees paid for use of its bank account.

Three months ended September 30, 2018

The Company generated no revenues and had a net loss of $14,090 for the three months ended September 30, 2018. Company’s net loss was the primary result of $13,234 in professional fees and $42 in service fees paid for use of its bank account. The Company incurred $814 of interest expense.

Three months ended September 30, 2017

The Company generated no revenues and had a net loss of $5,166 for the three months ended September 30, 2017. Company’s net loss was the primary result of $5,000 in professional fees and $42 in service fees paid for use of its bank account.

Liquidity and Capital Resources

The Company had cash of $146 and $272 as of September 30, 2018 and December 31, 2017, respectively. The Company had working capital deficit of $80,671 and $42,804 as of September 30, 2018 and December 31, 2017, respectively.

For the nine months ended September 30, 2018 the Company used $43,520 in its operations. The Company also received $43,394 in related party notes. The Company incurred losses of $37,867.

For the nine months ended September 30, 2017, the Company used $19,580 from its operating activities. The Company incurred losses of $22,745. The Company was provided $19,479 for the issuance of its common stock.

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

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer, the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2018, have been evaluated, and, based upon this evaluation, the Company’s Chief Executive Officer has concluded that these controls and procedures are not effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

Management and directors will continue to monitor and evaluate the effectiveness of the Company’s internal controls and procedures and the Company’s internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow. There were no changes in internal control over financial reporting during the quarter ended September 30, 2018.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of September 30, 2018, there were no pending or threatened legal proceedings that could reasonably be expected to have a material effect on the results of our operations.

ITEM 1A. RISK FACTORS.

There have been no material changes to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K which was filed with the SEC on April 19, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of September 30, 2018, 7,115,000 shares of common stock and no shares of preferred stock were issued and outstanding.

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

____________

*	filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIVERSE DEVELOPMENT GROUP, INC.

Dated: November 7, 2018	By:	/s/ Christopher Kiritsis
Christopher Kiritsis
President, Chief Financial Officer

