Form 10-K
period 2018-12-31
Diverse Development Group Inc.
filed 2019-03-20
CIK 1672897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2018

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the bid and asked price of such common equity, as of September 30, 2018 was approximately $0.00, as no trading market has developed for the registrant’s common equity.

As of March 15, 2019, the registrant had 6,515,000 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

DIVERSE DEVELOPMENT GROUP, INC.

ANNUAL REPORT ON FORM 10-K

Use of Certain Defined Terms

Except as otherwise indicated by the context, references in this report to “we,” “us,” “our,” “our Company,” “the Company” or “Diverse Development Group” are to the business of Diverse Development Group, Inc.

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

PART I

ITEM 1. BUSINESS

Business Overview

Diverse Development Group, Inc. (the "Company" or "DDG"), a Delaware corporation, is a company that is in the business of developing and purchasing real estate across all spectrums of the industry throughout the United States. The Company focuses on credit tenant development and acquisitions utilizing a strong balance of holding and selling projects. The Company is a real estate development and investment company that intends to build a strong portfolio of investment-grade retail and commercial leasing properties through acquisition and the pursuit of opportunistic ground up land developments. The Company shall utilize market research to diversify its assets nationwide and responsibly optimize its portfolio against risk. Furthermore, the Company is seeking external capital from investors. The company will operate with little to no debt and hopes to be traded on the OTCBB.

Our Corporate History and Background

The Company was incorporated in the State of Delaware in April 2016, and was formerly known as Topaz Island Acquisition Corporation. In May 2016, Topaz Island Acquisition Corporation filed a registration statement with the Securities and Exchange Commission on Form 10 by which it became a public reporting company.

In December 2016, the Company implemented a change of control by redeeming shares of existing shareholders, issuing shares to new shareholders, electing new officers and directors and accepting the resignations of its then existing officers and directors. In connection with the change of control, the shareholders of the Company and its board of directors unanimously approved the change of the Company’s name from Topaz Island Acquisition Corporation to Diverse Development Group, Inc.

Business Plan

The Company's primary objective is to buy, sell and develop real estate assets located within the United States. However, unlike traditional real estate investment groups, DDG intends to operate using cash and little to no debt or if debt is required, such debt will be short term, to be repaid within three years or less.

The Company's philosophy is that by using cash for the Company's endeavors and by utilizing a development and purchase model using a blend of existing assets with stabilized cash flows and ground-up development projects, DDG will be able to amass and sustain a strong cash flow with little to no debt all while maintaining significant assets on the Company's books. The Company also aims to keep overhead low and limit expenses, as they relate to soft costs.

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

Florida Development Projects

As of the date of this Report, the Company has identified a project that is entitled for 688 units and 85,000 square feet of retail (the “Development Project”) as well as several single tenant developments with an S&P rating of AA- (the “Ground Up Developments”). Presently the Company’s President and CEO Mr. Kiritsis controls the Development Project and the Ground Up Developments pursuant to certain free-standing leases and deeds that are held by one of three separate single or multi-member Florida Limited Liability Companies, each of which Mr. Kiritsis holds at least 50% membership interest (the “LLC Group”). The LLC Group consists of Potomac Group LA1, LLC, a Florida Limited Liability Company (“PG LA1”), Sered North River, LLC, a Florida Limited Liability Company (“Sered North”) & Sered Joel, LLC (“Sered Joel”).

As part of the Company’s plan, the Company intends to secure from the LLC Group valid assignment of all development projects under control of the LLC Group or enter property management agreements with such entities in order to generate operational capital. The development projects targeted currently include a 7- Eleven ground up development that is fully entitled and shovel ready on land, subject to purchase, shall be owned outright by Sered Joel, LLC, subject (part of the Development Project). The Company also intends to secure from PG LA1 assignment of rights to certain other development projects, as located. The Company anticipates that these projects will be assigned to The Company within the first year of its operation to implement its business plan, however it should be noted that no such assignment has taken place to date and the LLC Group is under no legal obligation to go forward with assignments of real estate interests or may go forward with the projects using other entities affiliated with Mr. Kiritsis.

Sered Joel, LLC

Mr. Kiritsis, the Company’s founder, formed Sered Joel, LLC, a Florida Limited Liability Company (“Sered Joel”), on September 07, 2016, for the purpose of entering into certain real estate transactions within the state of Florida. Mr. Kiritsis holds 50% membership interest in Sered Joel. To date, Sered Joel is party to a freestanding lease agreement as landlord, with 7-Eleven, Inc., a Texas Corporation (“7-Eleven”) as Tenant, wherein, subject to purchase of the land, Sered Joel shall grant and lease to 7-Eleven approximately 1.18 acres of land, of which the undeveloped purchase price equals $1.96 million, located at 75 Joel Blvd. In Lehigh Acres, Florida (the “Lehigh Acres Lease”). Pursuant to the Lehigh Acres Lease, following development of approximately 3,010 square feet of building improvements, for a term of 15 years (or greater if extended), Sered will be entitled to rents from 7-Eleven as follows:

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

At the closing of the purchase of the subject property to the Lehigh Acres Lease, the Company intends to secure assignment from Sered Joel of the Lehigh Acres Lease, and all rights and covenants contained therein, provided the Company can raise sufficient funds to secure such assignment. It should be noted however that no such assignment has taken place to date and Sered Joel is under no legal obligation to go forward with the assignment of the Lehigh Acres Lease or it may go forward with the project using other entities affiliated with Mr. Kiritsis.

As of the date of this Report, the Lehigh Acres development is still in permitting stage. The Company hopes Sered Joel is able break ground before start of second quarter, 2019, provided Sered can secure sufficient development capital to commence construction target date, which is not guaranteed.

Potomac Group LA1, LLC

Mr. Kiritsis, the Company’s founder, formed Potomac Group LA1, LLC, a Florida Limited Liability Company (“PG LA1”), on January 15, 2009, for the purpose of entering into certain real estate transactions within the state of Florida. Mr. Kiritsis is the sole member and 100% owner of PG LA1. PG LA1 recently sold rights to 15 acres of land, located in Hardee County, Florida. (the “Hardee Property”). The Company is currently exploring other development opportunities utilizing proceeds of sale of the Hardee Property to finance similar property developments within the state of Florida.

Sered North River, LLC

Mr. Kiritsis, the Company’s founder, formed Sered North River, LLC, a Florida Limited Liability Company (“Sered North”), on February 13th, 2018, for the purpose of entering into certain real estate transactions within the state of Florida. Mr. Kiritsis is the sole member and 100% owner of Sered North.

On July 31, 2018, the Company entered into a Management Services Agreement (the “Management Services Agreement”), a copy of which is attached as Exhibit 10.1 to the Company’s Report on Form 8-K filed on August 1st, 2018, with Sered North. Pursuant to the agreement, Sered North is to provide property management services in connection with the property located at 0 North River Road in Venice, Florida (the “North River Property”). In exchange for the services to be provided under the Management Services Agreement, commencing August 1st, 2018 or as soon as rent payments commence, the Company is to be paid management fees equal to 10 percent (10%) of the gross revenues received on behalf of Sered North on a monthly basis.

The North River Property is currently in permitting phase. The Company anticipates start of construction some time during second quarter of 2019. It should be noted that no management service fees will be paid until construction is complete, the property is occupied, and rent payments commence.

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

Assets currently owned or targeted by the Company, including those assets discussed herein, will be purchased for purpose of generating income, however most ground up development will be purchased for capital gains.

As to the amount or percentage of the Company’s assets which will be invested in any specific property, the Company’s plan is to allocate 90% of net income towards income-producing properties. The remaining 10% shall be allocated towards ground-up capital gain income properties. The Company does not intend to allocate more than 80% of the Company’s net cash assets to any specific property.

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

Description of Real Estate

Lehigh Acres Land

The Company intends to purchase 1.18 acres of undeveloped land, valued at $1.96 million, located at 75 Joel Blvd. in Lehigh Acres, Florida (the “Lehigh Property”). Upon purchase of the Lehigh Property, it is anticipated that Sered shall assign a freestanding, forward-looking lease contract, and all rights and covenants contained therein, to the Company (the “Lehigh Acres Lease”), provided sufficient funds are raised for development of the Lehigh Property. Pursuant to the Lehigh Acres Lease, the plan is for development of approximately 3,010 square feet of building improvements, for a term of 15 years (or greater if extended). The site improvements are currently estimated to cost $800,000. Following the completion of improvements, Sered will be entitled to rents from 7-Eleven as follows:

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

The Company further notes that, as the property has not yet completed development nor site improvements, occupancy rate is nil (0%) and shall remain so until rights to the land is purchased and site improvements have been finalized. Upon completion of site improvements, pursuant to the Lehigh Acres Lease, a copy of which has been filed as an exhibit to the Company’s Registration Statement filed on Form S-1, deemed effective June 23rd, 2017, 7-Eleven, Inc. and a gas station operator shall be the sole occupants & tenants of the property. The principal nature of their business is grocery & convenience store operations & with respect to the unidentified gasoline operator, operations of gasoline service stations.

Pursuant to the Lehigh Acres Lease, rental per annum shall equal $157,000 for first five years, then shall increase to $172,700 per annum for years six through ten, then shall increase to $189,970 per annum for years eleven through fifteen. The Lehigh Acres Lease base term shall expire after a term of fifteen years (the “Primary Term”). Following the Primary Term, 7 Eleven has an option to extend the lease for an additional 5 years. The rent will commence upon satisfaction of all conditions precedent contained in the Lehigh Acres Lease. The tenant then shall have an option to renew/extend the lease for five years subject to same terms and conditions as surviving upon the end date of the principal term.

Presently no depreciation shall be taken on the property. Revenue will be treated as capital gains.

With respect to realty taxes, the tax rate for Lee County is .969% per 1,000 in assessed value.

As of January 19, 2019 the project is still in permitting phase. Groundbreaking is anticipated before end of second quarter, 2019.

North River Property

The Company purchased 15 acres of undeveloped land located at 0 North River Road in Venice, Florida (the “North River Property”). With respect to the North River Property, Sered North may assign a freestanding lease contract, and all rights and covenants contained therein, to the Company (the “North River Lease”). Pursuant to the North River Lease, the plan is for development of approximately 3,010 square feet of building improvements on 1.77 acres for a term of 15 years (or greater if extended). The site improvements are currently estimated to cost $5,400,000. Following the completion of improvements, Sered North will be entitled to rents from 7-Eleven as follows:

•	Years 1-5: $27,083.34 monthly rent, $325,000.08 annual rent;
•	Years 6-10: $29,791.67 monthly rent, $357,500.04 annual rent; and
•	Years 11-15: $32,770.83 monthly rent, $393,249.96 annual rent;

and if extended:

•	Years 16-20 $36,047.92 monthly rent, $432,575.04 annual rent;
•	Years 2l-25 $39,642.71 monthly rent, $475,832.52 annual rent;
•	Years 26-30 $43,617.98 monthly rent, $523,415.76 annual rent;

Upon commencement of payment of rents, the Company intends to sell the property.

The Company notes that this development is subject to value fluctuation based on ever-fluctuating market conditions and cap rates.

The Company further notes that, as the property has not yet completed development nor site improvements, occupancy rate is nil (0%) and shall remain so until rights to the land is purchased and site improvements have been finalized. Upon completion of site improvements, pursuant to the North River Lease, a copy of which has been filed as exhibit 10.1 to this Report, 7-Eleven, Inc. and a gas station operator shall be the sole occupants & tenants of the property. The principal nature of their business is grocery & convenience store operations & with respect to the unidentified gasoline operator, operations of gasoline service stations.

Pursuant to the North River Lease, rental per annum shall equal $325,000.08 for first five years, then shall increase to $357,500.04 per annum for years six through ten, then shall increase to $393,249.96 per annum for years eleven through fifteen. The North River Lease base term shall expire after a term of fifteen years (the “Primary Term”). Following the Primary Term, 7 Eleven has an option to extend the lease three times for an additional 5 years. The rent will commence upon satisfaction of all conditions precedent contained in the North River Lease. The tenant then shall have an option to renew/extend the lease for five years subject to same terms and conditions as surviving upon the end date of the principal term.

Presently no depreciation shall be taken on the property. Revenue will be treated as capital gains.

With respect to realty taxes, the tax rate for Sarasota County is .969% per 1,000 in assessed value.

As of January 19th, 2019 the project is still in permitting phase. Groundbreaking is anticipated before end of second quarter, 2019.

Market Assessment

Based on a study conducted by the Board of Governors Federal Reserve, JLL Research Real Capital Analytics ("2016 JLL Research Study") for transactions larger than $5M, investor demand has risen and is projected to continue to rise and diversify for the net lease sector, with an increased desirability for single-asset product types. This projection is denoted by an increase in single-asset sales, which have reached the highest of the cycle - up 3.5 percent year over - year across sectors. It should be noted however that net lease portfolio transactions have been constrained throughout 2016 following a peak year in 2015; factor in overall net lease volume declines of 20.5 percent year-over-year.

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

The 2016 JLL Research Study further concluded that institutional, equity fund and offshore capital have of late been sustaining the competitive primary market environment. The basis of this conclusion stems from the following analysis of recent market trends: that as cap rates continue to compress and deployment pressures increase for select buyer types, the pricing environment in turn has depended on the transfer of buyers between primary and secondary markets. Real Estate Investment Trusts ("REITs") have been noted to experience a continued difficulty buying accretive assets that fit their acquisition profiles, as seen with a steady shift from primary to tertiary markets since 2014. With this, primary market acquisitions have shifted further to institutional investors and equity funds, as private buyers struggle to compete. Institutional buyers have consistently increased participation in acquisition across primary markets since 2014 - notably in the office sector - and have acquired over one-third of all primary assets year-to-date, an increase of 86.1%. Equity funds are also increasing primary and secondary acquisitions, nearly doubling since 2015. Foreign acquisitions of net lease office assets are up 27.2% year over year. Primary markets received the most foreign capital in the third quarter of 2016 as a result of four large transactions, three of which were office headquarters. South Korean and German investors are leading foreign acquisition, driving 65% of all inbound capital and totaling $1.8 billion of total net lease acquisitions year to date in aggregate. German capital led with the largest acquisition of the quarter, with Allianz Insurance’s purchase of the Coach Headquarters condo sale-leaseback in Manhattan for $707 million.

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

Recent Developments

On July 31, 2018, Diverse Development Group, Inc. (the “Company”) entered into a Management Services Agreement (the “Management Services Agreement”), a copy of which is attached as Exhibit 10.1 to the Company’s Report on Form 8-K filed on August 1, 2018. The Management Services Agreement was entered with Sered North River LLC, a Florida limited liability company (“Sered North”), to provide property management services in connection with the property located at 0 North River Road in Venice, Florida. In exchange for the services to be provided under the Management Services Agreement, commencing upon conclusion of construction and securing of rents, the Company shall be paid management fees equal to 10 percent (10%) of the gross revenues received on behalf of Sered North on account of the Property on a monthly basis. The Management Services Agreement has an indefinite term and may be terminated without cause upon 90 days’ written notice by either party, for cause, upon notice of material breach if not cured within 30 days,’ or immediately upon the insolvency of either party. Christopher Kititsis, the sole officer and director of the Company, is also the Managing Member of Sered North River LLC.

Presently management fees under such agreement have been postponed, as the project is still in permitting phase and as such construction has not yet commenced.  It is anticipated that permitting delays will be overcome by fourth quarter of 2019, at latest.

On August 10, 2018, the Company dismissed KCCW Accountancy Corp. (“KCCW”) as its independent registered accounting firm and engaged Heaton & Company, PLLC, dba Pinnacle Accountancy Group, as its new independent registered accounting firm.

Since KCCW’s appointment as the Company’s independent registered accounting firm in August, 2016 and through August 10, 2018, which included its audit of the Company’s financial statements for the year ended December 31, 2017, there were (i) no disagreements between the Company and KCCW on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreement, if not resolved to the satisfaction of KCCW, would have caused KCCW to make reference thereto in their reports on the financial statements for such years, and (ii) no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

The Company provided KCCW with a copy of the Report filed on Form 8-K filed on August 14, 2018 and requested that KCCW furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not KCCW agrees with the above statements. A copy of such letter, dated August 13, 2018, was attached as Exhibit 16.1 to the Report filed on Form 8-K.

On November 26, 2018, the Company and James Cassidy and James McKillop (collectively, the "Holders" or “Contributors”) entered into stock contribution agreements (the "Stock Contribution Agreements"), a copy of which are attached as Exhibit 10.1 to Report on Form 8-K filed on November 28th, 2018.

The Stock Contribution Agreements provide for Holders’ relinquishment, transfer and assignment to the Company of shares previously awarded to the Holders in connection with a change in control of the Company, which took place on December 17, 2016. On that date, pursuant to an Advisement agreement (the “Tiber Creek Agreement”) entered between Mr. Christopher Kiritsis, CEO and sole officer and director of the Company, and Tiber Creek Corporation, then and now wholly owned by Holders, each of Messrs. Cassidy and McKillop were authorized by Mr. Kiritsis to retain 300,000 shares each of the Company’s common stock, valued at par, following change in control. As part of the change of control and pursuant to the Tiber Creek Agreement, Messrs. Cassidy and McKillop, owners of 10,000,000 shares each in the Company prior to change in control, each consented to the contribution back to the Company of 9,700,000 shares held by each of them valued at par. Pursuant to the Tiber Creek Agreement, the Holders were to retain 300,000 shares each in exchange for certain consultation services to be provided to Mr. Kiritsis and his company. Holders failed to deliver services as agreed upon and as such, according to terms set forth in the Stock Contribution Agreements, Holders agreed to contribute the remaining 600,000 shares collectively held in the Company subsequent to change in control.

At the effective time of the Stock Contribution Agreements, by virtue of the Contributions and without any action on the part of the Contributors, all issued and outstanding shares of the common stock of Contributors were returned to the treasure as authorized, unissued common stock of the Company. Upon return of the relinquished shares to the treasure, the total issued and outstanding common stock of the Company decreased from 7,115,000 to 6,515,000 common shares. Following the Contributions, Christopher Kiritsis, the Company’s President and CEO, beneficially owns 93.6% of all common stock in the Company.

In the Stock Contribution Agreement, the Company and Holders agreed to the following:

•	Holders agreed to relinquish, assign and transfer to the Company, and the Company agreed to accept from Holders, all the shares of the Company then held by Holders, the consummation of such redemption being concurrent with the execution of the Stock Contribution Agreement;

•	In consideration of the mutual covenants, rights and covenants contained in the Stock Contribution Agreement, each of the parties to the Stock Contribution Agreement, including each of their affiliates, officers, directors, shareholders, successors, assigns, representatives, agents, employees, consultants and attorneys, agreed to forever mutually release, forgive and discharge the other from any known or unknown, fixed or contingent claims, actions, causes of action, demands, suits, damages, loss, contracts, liabilities and compensation of any nature whatsoever which may have existed as of the effective date of the Stock Contribution Agreement.

Holders have made those contributions as they were required to make on the date of the Stock Contribution Agreement.

Competition

Any business that operates with a similar model serves as a direct or indirect competitor to the Company. Below are the leading industry competitors:

•	Simon Property Group Inc. -- Estimated market share: 2.9%

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

Government Regulation

Environmental

Under various federal, state or local laws, ordinances and regulations, a current or previous owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances released at a property and may be held liable to third parties for bodily injury or property damage (investigation and/or clean-up costs) incurred by the parties in connection with the contamination. These laws often impose liability without regard to whether the owner or operator knew of or otherwise caused the release of the hazardous or toxic substances. In addition, persons who arrange for the disposal or treatment of hazardous substances or other regulated materials may be liable for the costs of removal or remediation of such substances at a disposal or treatment facility, whether or not such facility is owned or operated by such person. The costs of remediation or removal of such substances may be substantial and the presence of contamination or the failure to remediate contamination discovered at our properties may adversely affect our ability to sell, lease or borrow with respect to the real estate. The operations of current and former tenants at our properties have involved, or may have involved, the use of hazardous materials or generated hazardous wastes. The release of such hazardous materials and wastes could result in our incurring liabilities to remediate any resulting contamination if the responsible party is unable or unwilling to do so. In addition, our properties may be exposed to the risk of contamination originating from other sources. While a property owner generally is not responsible for remediating contamination that has migrated on-site from an off-site source, the contaminant's presence can have adverse effects on operations and redevelopment of our properties. Environmental laws also may create liens on contaminated sites in favor of the government for damages and costs it incurs to address such contamination. Moreover, if contamination is discovered on our properties, environmental laws may impose restrictions on the manner in which that property may be used or how businesses may be operated on that property. Our properties have been subjected to varying degrees of environmental assessment at various times; however, the identification of new areas of contamination, a change in the extent or known scope of contamination or changes in cleanup requirements could result in significant costs to us.

A further discussion of the current effects and potential future impacts on our business and properties of compliance with federal, state and local environmental regulations is presented in this Annual Report under "Risks Factors—Risks Related to our Business—We could incur significant costs related to government regulation and litigation over environmental matters and various other federal, state and local regulatory requirements."

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

It is anticipated that there will be a significant period of time before the Company has completed its investments in ground up development projects and each investment may not be liquidated for one to two years after the initial purchase. Losses on unsuccessful investments may be realized before gains on successful investments are realized. Dispositions of such investments may require a lengthy time period. While it is the intention of the Company to achieve target returns over such period, other factors such as overall economic conditions, the competitive environment and the availability of potential acquirers may shorten or lengthen DDG's holding period. Therefore, it is unlikely that the Company will realize substantial gains during its early years.

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

The Company’s independent auditors have issued a report questioning the Company's ability to continue as a going concern.

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

The Company has accumulated deficit as of December 31, 2018 of $117,939.

As of December 31, 2018, the Company has an accumulated deficit of $117,939. This deficit may impact on the Company in various ways including, but not limited to, making it more difficult to borrow money, sell stock or to maintain a good market price.

Prior Investments No Indication of Future Performance

The past investment performance of the Company, its Founder, and/or its officers cannot be relied upon as an indication of the Company's future performance or success. That information is solely intended to illustrate the experience of the Company and its management and the type of transactions the Company intends to pursue on behalf of DDG. Those transactions are not intended to be complete or representative of all the transactions in which the Company, its founder, and/or its officers have been involved.

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

Financing of Real Estate Projects

Although it is contemplated that the acquisition and development of assets will be financed by utilizing minimal or no debt, if the Company were to acquire debt to finance operations, this aspect would increase DDG's exposure to loss. Principal and interest payments on indebtedness (including mortgages having “balloon” payments) will have to be made regardless of the sufficiency of cash flow from the assets. Mortgages requiring “balloon” payments may involve greater risks than mortgages where the principal amount is fully amortized over the term of the loan since the ability to repay the outstanding principal amount of the “balloon” loan may be dependent upon the ability to obtain adequate replacement financing, which will, in turn, be dependent upon interest rates and lenders’ policies at the time of refinancing, economic conditions in general and the value of the underlying assets in particular. There is no assurance that replacement financing will be available to make “balloon” payments or that, if available, any replacement financing will be on favorable terms. Depending on the level of leverage and decline in value, if mortgage payments are not made when due, one or more of the assets may be lost (and the investment therein rendered valueless) as a result of foreclosure by the mortgagee.

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

Risks Associated with our Reliance on our Affiliated Parties ’ Property Rights

The success of the Company is reliant to a large extent on successfully securing rights, via assignment, license, or by other contractual arrangement or transaction , to certain real estate holdings and rights thereto, currently held or under control of affiliated entities of the Company. For instance, as of the date of this Report, the Company has identified a development project that is entitled for 688 units and 85,000 square feet of retail (the “Development Project”) as well as several single tenant developments with an S&P rating of AA- (the “Ground Up Developments”) (altogether the “Affiliated Developments”) . Presently the Company’s President and CEO Mr. Christopher Kiritsis exercises certain control over the Affiliated Developments pursuant to free-standing leases and deeds that are held by one of three separate single-member Florida Limited Liability Companies, each of which Mr. Kiritsis holds at least 50% membership interest (the “LLC Group”). The LLC Group consists of Potomac Group LA1, LLC, a Florida Limited Liability Company (“PG LA1”), Sered River North, LLC (“Sered River”) and Sered Joel, LLC, a Florida Limited Liability Company (“Sered Joel”). Our ability as a Company to generate operating capital and revenue is reliant to a large extent on our ability to exploit the Affiliated Developments, however the Company to date does not have right or title to these developments . While the Company is confident it will be able in the near future to secure rights from the LLC Group necessary to exploit the Affiliated Developments, none of the LLC GROUP nor its members are under any legal obligation to go forward with assignments of its respective real estate interests , or these entities may go forward with the projects using other entities affiliated with Mr. Kiritsis. In the event that the Company is unable to secure rights to the Affiliated Developments , via assignment or otherwise, the Company’s business, financial condition and operating results may be materially adversely affected.

With respect to Sered Joel’s property holdings, as of the date of this Report , Sered Joel is party to a freestanding lease agreement as landlord, with 7-Eleven, Inc., a Texas Corporation (“7-Eleven”) as Tenant, wherein, subject to purchase of the land, Sered has contractually committed to grant and lease to 7-Eleven approximately 1.18 acres of land, undeveloped value at approximately $1.96 million, located at 75 Joel Blvd. In Lehigh Acres, Florida (the “Lehigh Acres Lease”). Pursuant to the Lehigh Acres Lease, following development of approximately 3,010 square feet of building improvements, for a term of 15 years (or greater if extended), Sered would be entitled to rents from 7-Eleven as follows:

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

As part of our business plan, the Company intends to secure assignment of the Lehigh Acres Lease from Sered Joel. Following assignment and upon commencement of payment of rents, the Company intends to sell the property at projected +/- $3.5 to $3.6 million, provided market conditions remain the same as projected herein. Sered Joel is under no legal obligation however to go forward with assignment of the Lehigh Acres Lease, or it may go forward with the project using other entities affiliated with Mr. Kiritsis. In the event that the Company is unable to secure rights to the Lehigh Acres Lease, via assignment or otherwise, the Company’s business, financial condition and operating results may be materially adversely affected.

It should be further noted that affiliated entities may sell properties under their respective control & ownership and utilize proceeds for purposes unrelated to the Company’s business plan. In this regard, the Placida and Hardee County properties were both sold by PG LA1 prior to any assignment of rights to such properties to the Company. Although the Company anticipates that PG LA1 will utilize proceeds of this sale to target new developments for benefit of the Company, no assurance can be given that such developments will be located, or if located, that the Company will secure any rights thereto. In the event that the Company is unable to secure rights to future developments of PG LA1 or other affiliated entities as a result of recent sale of assets previously owned by such entities, via assignment or otherwise, the Company’s business, financial condition and operating results may be materially adversely affected.

Volatile market conditions for mortgages and mortgage-related assets.

The Company’s results of operations are materially affected by conditions in the markets for mortgages and mortgage-related assets, including commercial mortgage-backed securities ("CMBS"), as well as the broader financial markets and the economy generally. Beginning in the summer of 2007, significant adverse changes in financial market conditions resulted in a deleveraging of the entire global financial system and the forced sale of large quantities of mortgage-related and other financial assets. Concerns over economic recession, geopolitical issues, unemployment, the availability and cost of financing, the mortgage market and a declining real estate market contributed to increased volatility and diminished expectations for the economy and markets. As a result of these conditions, many traditional mortgage investors suffered severe losses in their residential mortgage portfolios and several major market participants failed or have been impaired, resulting in a significant contraction in market liquidity for mortgage-related assets. This illiquidity negatively affected both the terms and availability of financing for all mortgage-related assets. Increased volatility and deterioration in the markets for mortgages and mortgage-related assets as well as the broader financial markets may adversely affect the performance and market value of any CMBS holdings the Company may own at the time. If these conditions occur, institutions from which the Company seeks financing for the Company’s investments may tighten their lending standards or become insolvent, which could make it more difficult for the Company to obtain financing on favorable terms or at all. Adverse developments in the broader residential mortgage market may adversely affect the value of the assets in which the Company invests.

Since the summer of 2007, the residential mortgage market in the United States experienced a variety of difficulties and changed economic conditions, including defaults, credit losses and liquidity concerns. Certain commercial banks, investment banks and insurance companies have announced extensive losses from exposure to the residential mortgage market. These losses have reduced financial industry capital, leading to reduced liquidity for some institutions. These factors have impacted investor perception of the risk associated with CMBS in which the Company intends to invest. As a result, values for CMBS in which the Company may invest may experience a certain amount of volatility. Further increased volatility and deterioration in the broader mortgage-backed securities markets may adversely affect the performance and market value of the Company's investments.

Actions of the U.S. government, Federal Reserve and Treasury to stabilize financial markets.

In response to the financial issues affecting the banking system and the financial markets and going concern threats to investment banks and other financial institutions, the U.S. government, the Federal Reserve, the Treasury and other governmental and regulatory bodies have taken action to attempt to stabilize the financial markets. It is not possible to predict how future U.S. government actions will impact the financial markets, including current significant levels of volatility, or the Company's current or future investments. In addition, the U.S. government, Federal Reserve, Treasury and other governmental and regulatory bodies have taken or are considering taking other actions to address causes of the financial crisis. The Company cannot predict whether or when such actions may occur, and such actions could have a dramatic impact on the Company's business, results of operations and financial condition.

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

The implementation of the Dodd-Frank Act could also adversely affect the Company by increasing transaction and/or regulatory compliance costs. In addition, greater regulatory scrutiny and the implementation of enhanced and new regulatory requirements may increase the Company's exposure to potential liabilities, and in particular liabilities arising from violating any such enhanced and/or new regulatory requirements. Increased regulatory oversight could also impose administrative burdens on the Company, including, without limitation, responding to investigations and implementing new policies and procedures. The ultimate impact of the Dodd-Frank Act, and any resulting regulation, is not yet certain and the Company d may be affected by the new legislation and regulation in ways that are currently unforeseeable.

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

If the Shares commence trading, the trading price of the Company's common stock may be below $5.00 per Share. If the price of the common stock is below such level, trading in its common stock would be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended. These rules require additional disclosure by broker-dealers in connection with any trades generally involving any non-NASDAQ equity security that has a market price of less than $5.00 per Share, subject to certain exceptions. Such rules require the delivery, before any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith, and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions). For these types of transactions, the broker-dealer must determine the suitability of the penny stock for the purchaser and receive the purchaser’s written consent to the transactions before sale. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in the Company’s common stock which could impact the liquidity of the Company’s common stock.

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

The Securities Exchange Act requires, among other things, that companies maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain the requisite disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight are required. As a result, management’s attention may be diverted from other business concerns, which could have a material adverse effect on the development of the Company's business, financial condition and results of operations.

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

No Assurance of Investment Return

The Company's investment portfolio will consist primarily of investments in real estate development projects and operating results in a specified period will be difficult to predict. There is no assurance that DDG will be able to generate returns for its investors. Even if one or more of the projects are successful, there can be no guarantee that the shareholders will receive distributions from the Company in an amount equal to their investment or at all. The returns generated by investors will also be affected by the amount of capital successfully raised by the Company.

Use of any invested funds are immediately available to the Company

The Offering is being conducted on a "best efforts" basis, and the proceeds from the Shares offered hereby will not be subject to escrow and will be made available to the Company for its immediate use. No assurance can be given as to what number of Shares, if any, will be subscribed or what amount of proceeds, if any, will be raised and available to the Company. Should the Company receive an amount less than offered hereby, no assurance can be given as to the Company's ability to finance its intended business objectives.

The offering price of the Shares has been arbitrarily determined by the Company and such price should not be used by an investor as an indicator of the fair market value of the Shares.

Currently there is no public market for the Company's common stock. The offering price for the Shares has been arbitrarily determined by the Company and does not necessarily bear any direct relationship to the assets, operations, book or other established criteria of value of the Company. Thus an investor should be aware that the offering price does not reflect the fair market price of the Shares.

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

There has been no prior public market for the Company's common stock and the lack of such a market may make resale of the Shares difficult.

No prior public market has existed for the Company's securities and the Company cannot assure any purchaser that a market will develop subsequent to this Offering. The Company’s common stock is not presently included for trading on any exchange, and there can be no assurances that the Company will ultimately be registered on any exchange. No assurance can be given that the Shares of the Company will ever qualify for inclusion on any trading market.

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

Limited Liability of Management

The Company has provisions in its Certificate of Incorporation and Bylaws which limit the liability of its officers and directors, and provide for indemnification by the Company of its officers and directors to the full extent permitted by Delaware corporate law. Such provisions may substantially limit a shareholder's ability to hold officers and directors liable for breaches of fiduciary duty.

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

There is currently no public market for the Company's securities.

Securities Authorized for Issuance under Equity Compensation Plans.

None.

Stock Transfer Agent

Our stock transfer agent of our Common Stock is Manhattan Transfer Registrat Company, located at 531 Cardens Court, Erie, CO 80516.

Common Shareholders

On February 18, 2018, we had approximately 40 shareholders of record.

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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and the accompanying notes thereto included in “Item 8. Financial Statements and Supplementary Data.”

Overview

Diverse Development Group, Inc. (the "Company") was incorporated on April 4, 2016 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company was, but is no longer a blank check company, as the Company has specific business plan and purpose. The Company qualifies as an "emerging growth company" as defined in the Jumpstart Our Business Startups Act which became law in April, 2012.

Since inception the Company's operations to date of the period covered by this report have been limited to issuing shares of common stock to its original shareholders, filing a registration statement on Form 10 with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 as amended to register its class of common stock and effecting a change in control of the Company on December 17, 2016.

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

The Company's philosophy is that by using cash for the Company's endeavors and by utilizing a development and purchase model using a blend of existing assets with stabilized cash flows and ground-up development projects, DDG will be able to amass and sustain a strong cash flow with little to no debt all while maintaining significant assets on the Company's books. The Company also aims to keep overhead low and limit expenses, as they relate to soft costs.

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

As of the date of this Report, the Company has identified a project that is entitled for 688 units and 85,000 square feet of retail (the “Development Project”) as well as several single tenant developments with an S&P rating of AA- (the “Ground Up Developments”). Presently the Company’s President and CEO Mr. Kiritsis controls the Development Project and the Ground Up Developments pursuant to certain free-standing leases and deeds that are held by one of three separate single or multi-member Florida Limited Liability Companies, each of which Mr. Kiritsis holds at least 50% membership interest (the “LLC Group”). The LLC Group consists of Potomac Group LA1, LLC, a Florida Limited Liability Company (“PG LA1”), Sered North River, LLC, a Florida Limited Liability Company (“Sered North”) & Sered Joel, LLC (“Sered Joel”).

As part of the Company’s plan, the Company intends to secure from the LLC Group valid assignment of all development projects under control of the LLC Group or enter property management agreements with such entities in order to generate operational capital. The development projects targeted currently include a 7- Eleven ground up development that is fully entitled and shovel ready on land, subject to purchase, shall be owned outright by Sered Joel, LLC, subject (part of the Development Project). The Company also intends to secure from PG LA1 assignment of rights to certain other development projects, as located. The Company anticipates that these projects will be assigned to The Company within the first year of its operation to implement its business plan, however it should be noted that no such assignment has taken place to date and the LLC Group is under no legal obligation to go forward with assignments of real estate interests or may go forward with the projects using other entities affiliated with Mr. Kiritsis.

As of December 31, 2018, the Company had not generated revenues and had no income or cash flows from operations since inception. The Company sustained net losses of $70,325 and $38,219 during the years ended December 31, 2018 and 2017, respectively, and had an accumulated deficit of $117,939 and $44,988, respectively.

Management will pay all expenses incurred by the Company.

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

At the closing of the purchase of the subject property to the Lehigh Acres Lease, the Company intends to secure assignment from Sered of the Lehigh Acres Lease, and all rights and covenants contained therein. It should be noted however that no such assignment has taken place to date and Sered is under no legal obligation to go forward with the assignment of the Lehigh Acres Lease or it may go forward with the project using other entities affiliated with Mr. Kiritsis.

Mr. Kiritsis, the Company’s founder, also formed Potomac Group LA1, LLC, a Florida Limited Liability Company (“PG LA1”), on January 15, 2009, for the purpose of entering into certain real estate transactions within the state of Florida. PG LA1 recently sold all rights to 15 acres of land, located in Hardee County, Florida. (the “Hardee Property”). The Company is currently exploring other development opportunities utilizing proceeds of sale of the Hardee Property to finance similar property developments within the state of Florida. As of the date of this Report however no such prospective developments have been located.

In addition, On March 8, 2017, PG LA1 entered into a contract with Carribean Bay Mortgage Lender, LLC (“Lender”) to purchase 18 acres of land located at 13000 Fishery Rd., adjacent to State Road 775 South of Boca Grande Causeway, Placida, Florida, Charlotte County, Florida (the “Placida Property”) (the “Purchase Agreement”). PG LA1 recently sold all rights to the Placida Property. The Company is currently exploring other development opportunities utilizing proceeds of sale of the Placida Property to finance similar property developments within the state of Florida. As of the date of this Report however no such prospective developments have been located.

Forward-Looking Statements

In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. See “Forward-Looking Statements.” Our results and the timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors.

Results of Operations

As of December 31, 2018 and 2017, the Company had a working capital deficits of $115,755 and $42,804, respectively, and an Accumulated Deficit of $117,939 and $44,988, respectively. Additionally, there were net losses of $72,951 and $38,219 for the years ended December 31, 2018 and December 31, 2017, respectively.

For Years Ended December 31, 2018 and December 31, 2017

Revenues

The Company did not incur revenues during the years ended December 31, 2018 and 2017.

Operating Expenses

Operating expenses increased to $70,235 in 2018 from $37,803 in 2017, an increase of $32,432, or approximately 86%. This increase primarily was due to professional fees as a result of the Company’s filings.

Other Income (Expenses)

Interest expense increased to $2,716 during 2018 from $416 during 2017, for an increase of $2,300, or 553%. The Company is incurring interest expense on a loan balance due to a shareholder.

Net Loss

The Company incurred net losses of $72,951 and $38,219 during the years ended December 31, 2018 and 2017, respectively, for an increase of $34,732, or 91%.  The Company will continue to incur losses until revenues are produced.

Liquidity and Capital Resources

Operating Activities

The net cash used by operating activities for the years ended December 31, 2018 and 2017 was $87,414 and $25,039, respectively, resulting primarily from the increases in net loss due to professional fees.

Financing Activities

The net cash provided in financing activities for the year ended December 31, 2018 was $87,246. The Company incurs debt, from a primary shareholder, to continue to operate.

The net cash provided by financing activities for the year ended December 31, 2017 was $24,896 in proceeds received from the issuance of common stock.

We have historically financed our operations through, debt from third party lenders, notes issued to various private individuals and personal funds advanced from time to time by the majority shareholder, who is also the President and Chief Executive Officer of the Company.

As of December 31, 2018 and 2017, we had cash and cash equivalents of $104 and $272, respectively, a working capital deficit of $115,755 and $42,804, respectively, and an accumulated deficit of $117,939 and $44,988, respectively.

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

Recently Issued Accounting Pronouncements

The Company has evaluated recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the United States Securities and Exchange Commission, and determined that they do not have a material impact on the Company’s financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Diverse Development Group, Inc.

Sarasota, Florida

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Diverse Development Group, Inc., (the Company) as of December 31, 2018, and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Emphasis of Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses since inception, has not yet generated any revenue, and has accumulated a stockholders’ deficit, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Pinnacle Accountancy Group of Utah

We have served as the Company’s auditor since 2018.

Pinnacle Accountancy Group of Utah

Farmington, Utah

March 20, 2019

DIVERSE DEVELOPMENT GROUP, INC.
BALANCE SHEETS

	December 31, 2018	December 31, 2017

ASSETS
Current assets
Cash & cash equivalents	$104	$272
Total Current Assets	104	272

Total assets	$104	$272

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accrued liabilities	$3,717	$18,180
Note payable - related party	112,142	24,896

Current liabilities	115,859	43,076

Stockholders' deficit
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none outstanding as of December 31, 2018 and December 31, 2017	-	-
Common stock; $0.0001 par value, 100,000,000 shares authorized; 6,515,000 and 7,115,000 shares issued and outstanding as of December 31, 2018 and December 31, 2017, respectively	652	712
Discount on Common Stock	(670)	(670)
Additional paid - in capital	2,202	2,142
Accumulated deficit	(117,939)	(44,988)

Total stockholders' deficit	(115,755)	(42,804)
Total liabilities and stockholders' deficit	$104	$272

The accompanying notes are an integral part of these financial statements.

F-2

DIVERSE DEVELOPMENT GROUP, INC.
STATEMENTS OF OPERATIONS

	For the year ended December 31, 2018	For the year ended December 31, 2017

Revenue	$-	$-

Operating expenses	70,235	37,803

Net loss before income taxes	(70,235)	(37,803)
Interest expense	(2,716)	(416)
Net loss	$(72,951)	$(38,219)

Loss per share - basic and diluted	$(0.01)	$(0.01)

Weighted average shares - basic and diluted	6,515,000	7,115,000

The accompanying notes are an integral part of these financial statements.

DIVERSE DEVELOPMENT GROUP, INC.
STATEMENT OF STOCKHOLDERS' DEFICIT

	Preferred Stock		Common Stock		Discount on Common	Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Deficit
Balance, December 31, 2016	-	-	7,115,000	$712	$(670)	$2,142	$(6,769)	$(4,585)
Net loss	-	-	-	-	-	-	(38,219)	(38,219)
Balance, December 31, 2017	-	-	7,115,000	712	(670)	2,142	(44,988)	(42,804)
Cancellation of shares	-	-	(600,000)	(60)	-	60	-	-
Net loss	-	-	-	-	-	-	(72,951)	(72,951)
Balance, December 31, 2018	-	-	6,515,000	$652	$(670)	$2,202	$(117,939)	$(115,755)

The accompanying notes are an integral part of these financial statements.

DIVERSE DEVELOPMENT GROUP, INC.
STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2018	For the year ended December 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(72,951)	$(38,219)

Non-cash adjustments to reconcile net loss to net cash used in operating activities:	-	-
Changes in Operating Assets and Liabilities
Accrued liabilities	(14,463)	13,180
Net cash used in operating activities	(87,414)	(25,039)

NET CASH FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Notes payable - related party	87,246	24,896
Proceeds from issuance of common stock	-	-
Net cash provided by financing activities	87,246	24,896

Net decrease in cash & cash equivalents	(168)	(143)
Cash & cash equivalents, beginning of period	272	415

Cash & cash equivalents, end of period	$104	$272

NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock cancelled by former owners	$60	$-

Supplemental cash flow information:
Income tax paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these financial statements.

DIVERSE DEVELOPMENT GROUP, INC.

Notes to Financial Statements

December 31, 2018 and 2017

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The cash and cash equivalents were $104 and $272 as of December 31, 2018 and 2017, respectively.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of December 31, 2018 and 2017, respectively.

INCOME TAXES

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2018 and 2017, there were no deferred taxes due to the uncertainty of the realization of net operating loss carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity, unless their effect would be antidilutive. As of December 31, 2018 and 2017, there were no outstanding dilutive securities.

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

RECENT ACCOUNTING PRONOUNCEMENTS

The Company has evaluated recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the United States Securities and Exchange Commission, and determined that they do not have a material impact on the Company’s financial statements.

NOTE 3 - GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained net losses of $72,951 and $38,219 for the years ended December 31, 2018 and 2017, respectively. The Company had working capital deficits of $115,755 and $42,804 as of December 31, 2018 and 2017, respectively. The Company had an accumulated deficit of $117,939 and $44,988 as of December 31, 2018 and 2017, respectively. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing from its members or other sources, as may be required.

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

NOTE 4 – ACCRUED LIABILITIES

The Company had accrued liabilities of $3,717 and $18,180 as of December 31, 2018 and 2017, respectively, which consist primarily of professional fees. This balance includes interest on notes payable-related party (Note 5) of $2,716 and $0 for the years ended December 31, 2018 and 2017, respectively.

NOTE 5 – NOTES PAYABLE – RELATED PARTY

At December 31, 2017, the Company had accumulated $24,896 in advances received from a related party to pay certain professional fees related to Company governance and compliance with its registration with the SEC. The terms of the note are due on demand at an interest rate of 6% per annum. During the year ended December 31, 2018, the related party advanced an additional $87,246 to the Company, resulting in a note payable balance of $112,142 as of December 31, 2018. The Company incurred $2,716 and $416 of interest expense for the years ended December 31, 2018 and 2017, respectively.

NOTE 6 - INCOME TAXES

At December 31, 2018 and 2017, the Company has available unused net operating loss carryforwards of approximately $24,767 and $9,447, respectively, which may be applied against future taxable income and which expire in various years from 2024 through 2037.

The amount of and ultimate realization of the benefits from the net operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the net operating loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the net operating loss carryforwards and, therefore, no deferred tax asset has been recognized for the net operating loss carryforwards. The net deferred tax assets are approximately $24,767 and $9,447 as of December 31, 2018 and 2017, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $(15,320) during the year ended December 31, 2018.

The Company has evaluated Staff Accounting Bulletin No. 118 regarding the impact of the decreased tax rates of the Tax Cuts & Jobs Act. The schedules below reflect the Federal tax provision, deferred tax asset and valuation allowance using the new rates adjusted in the period of enactment.

Deferred tax assets and the valuation account are as follows:

Deferred Tax Asset
	12/31/2018	12/31/2017
NOL (at 21%)	$24,767	$9,447
Valuation allowance	(24,767)	(9,447)
	$-	$-

A reconciliation of amounts obtained by applying the indicated Federal tax rates to pre-tax income to income tax benefit is as follows:

	12/31/2018	12/31/2017
Federal tax benefit (21%)	$15,320	$8,026
Change in valuation allowance	(15,320)	(7,146)
Effect on rate change on deferred tax asset	-	(880)
	$-	$-

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations and in the provision for income taxes. As of December 31, 2018 and 2017 the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2017 and 2016.

NOTE 7 – COMMON STOCK

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. On November 26, 2018 the Company retired 600,000 shares bringing common shares outstanding to a total of 6,515,000 and 7,115,000 shares of outstanding as of December 31, 2018 and 2017, respectively.

NOTE 8 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued, and has determined that there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

Based on the evaluation as of December 31, 2018, for the reasons set forth below, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting.

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

The Company's officer, its president, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2018, based on the criteria establish in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was not effective as of December 31, 2018, based on those criteria. A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

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

There have been no changes in our internal control over financial reporting during the last fiscal quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and sole director are as follows:

Name	Age	Position

Christopher Kiritsis	52	President, Chief Executive Officer, and a Director

_____________

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

A brief description of the background and business experience of our sole executive officer and director for the past five years is as follows:

Christopher Kiritsis, age 52, has served as the President and Chief Executive Officer since the Company’s implementation of the change of control, on December 17, 2016. Mr. Kiritsis also holds more than 30 years of experience in the real estate industry. Mr. Kiritsis founded the Potomac Group in 1998, a firm that specialized in real estate sales, development and consulting. Mr. Kiritsis initiated the Group’s largest project - a half-million square foot commercial development in the New Hampshire seacoast area. Subsequently Mr. Kiritsis formed a joint venture with Developers Diversified Realty. He has also been retained by other national companies and developers to assist in negotiating and furthering their development projects. Over the years, Mr. Kiritsis has become a seasoned residential and commercial developer, having accumulated a diverse portfolio of completed development projects from the ground up as well as consulting for various national retail corporate clients.

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

Director Independence

Pursuant to Rule 4200 of The NASDAQ Stock Market one of the definitions of an independent director is a person other than an executive officer or employee of a company. The Company's board of directors has reviewed the materiality of any relationship that each of the directors has with the Company, either directly or indirectly. Based on this review, the board has determined that there are no independent directors.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, officers and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC and are required to furnish us with copies of these reports. Based solely on our review of the reports filed with the SEC, we believe that all persons subject to Section 16(a) of the Exchange Act timely filed all required reports in 2018.

Code of Ethics

We currently do not have a code of ethics that applies to our officers, employees and director, including our Chief Executive Officer, however, we are in the process of formulating a code of ethics and intend to adopt one in the near future.

Item 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to, the named person, during the years ended December 31, 2018 and 2017:

Summary Compensation of Named Executive Officers

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)

Christopher Kiritsis	2018	0	0	0	0	0
President and Chief Executive Officer	2017	0	0	0	0	0

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

	Amount and Nature of Beneficial Ownership
	Common Stock (1)
Name and Address of Beneficial Owner	No. of Shares	% of Class
Directors and Officers
Christopher Kiritsis President and Chief Executive Officer	6,100,000	93.63%

_____________

(1)	Based on 6,515,000 shares of common stock issued and outstanding.

Item 13.  CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

At December 31, 2017, the Company had accumulated $24,896 in advances received from Christopher Kiritsis to pay certain professional fees related to Company governance and compliance with its registration with the SEC. The terms of the note are due on demand at an interest rate of 6% per annum. During the year ended December 31, 2018, the Mr. Kiritsis advanced an additional $87,246 to the Company, resulting in a note payable balance of $112,142 as of December 31, 2018. The Company incurred $2,716 and $416 of interest expense for the years ended December 31, 2018 and 2017, respectively.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table shows the aggregate fees we paid for professional services provided to us for 2018 and 2017:

	2018	2017
Audit Fees	$9,500	$9,500
Audit-Related Fees	2,500	2,500
Tax Fees	0	0
All Other Fees	0	0

Total	$12,000	$12,000

Audit Fees

For the years ended December 31, 2018 and 2017, we paid $9,500 and $9,500, respectively, for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

For the fiscal years ended December 31, 2018 and 2017, we paid approximately $2,500 and $2,500, respectively, for audit related services.

Tax Fees

For our fiscal years ended December 31, 2018 and 2017, we paid $0 and $0, respectively, for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

We did not incur any other fees related to services rendered by our independent registered public accounting firm for the fiscal years ended December 31, 2018 and 2017.

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

We do not have an Audit Committee. Our Board of Directors pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees during 2018 and 2017 were pre-approved by our Board of Directors. All of the above services in 2018 and 2017 were reviewed and approved by our Board of Directors either before or after the respective services were rendered.

Item 15. Exhibits and Financial Statement Schedules.

(a) Documents filed as part of this Annual Report.

1.	Report of Independent Registered Public Accounting Firm

Balance Sheets as of December 31, 2018 and 2017
Statements of Operations for the years ended December 31, 2018 and 2017
Statements of Changes in Stockholders’ Equity for the years ended December 31, 2018 and 2017
Statements of Cash Flows for the years ended December 31, 2018 and 2017
Notes to Financial Statements

2.	Financial Statement Schedules

Exhibits:

Exhibit No.	Description

3.1	Articles of Incorporation of the Company (1)
3.2	By-laws of the Company (1)
21.1	List of Subsidiaries*
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Principal Executive Officer*
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Principal Financial Officer*
32.1+	Section 1350 Certification of Principal Executive Officer*
32.2+	Section 1350 Certification of Principal Financial Officer*

101. INS*	XBRL Instance Document

101. SCH*	XBRL Taxonomy Extension Schema Document

101. CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101. DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101. LAB*	XBRL Taxonomy Extension Label Linkbase Document

101. PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

_____________

*	Filed herewith.
**	Furnished herewith.
(1)	Previously filed on Form 10-12G on May 2, 2016 (File No.: 000-55634) as the same exhibit number as the exhibit number listed here, and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Diverse Development Group, Inc.

Date: March 20, 2019	By:	/s/ Christopher Kiritsis
Christopher Kiritsis
President and Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Christopher Kiritsis	President, Chief Executive Officer and	March 20, 2019
Christopher Kiritsis	Director

/s/ Christopher Kiritsis	Chief Financial Officer and Secretary	March 20, 2019
Christopher Kiritsis	(principal financial and accounting officer)

