Form 10-Q
period 2019-03-31
Diverse Development Group Inc.
filed 2019-05-20
CIK 1672897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	N/A	N/A

As of May 15, 2019, 6,515,000 shares of the Registrant’s common stock, par value $0.0001 per share, were issued and outstanding.

Diverse Development Group, Inc.

 Quarterly Report on Form 10-Q

Period Ended March 31, 2019

PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

DIVERSE DEVELOPMENT GROUP, INC.
CONDENSED BALANCE SHEETS
(Unaudited)

	March 31, 2019	December 31, 2018

ASSETS
Current assets
Cash & cash equivalents	$62	$104
Total Current Assets	62	104

Total assets	$62	$104

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accrued liabilities	$3,717	$3,717
Note payable - related party	141,014	112,142

Current liabilities	144,731	115,859

Stockholders' deficit
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none issued and outstanding	-	-
Common stock; $0.0001 par value, 100,000,000 shares authorized; 6,515,000 shares issued and outstanding	652	652
Discount on Common Stock	(670)	(670)
Additional paid - in capital	2,202	2,202
Accumulated deficit	(146,853)	(117,939)

Total stockholders' deficit	(144,669)	(115,755)
Total liabilities and stockholders' deficit	$62	$104

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIVERSE DEVELOPMENT GROUP, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
	For the period ended March 31, 2019	For the period ended March 31, 2018

Revenue	$-	$-

Operating expenses	27,191	10,212

Net loss	(27,191)	(10,212)
Interest expense	(1,723)	(373)
Net loss	$(28,914)	$(10,585)

Loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average shares - basic and diluted	6,515,000	7,115,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIVERSE DEVELOPMENT GROUP, INC.
CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
(Unaudited)

For the three months ended March 31, 2019
	Preferred Stock		Common Stock		Discount on Common	Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Deficit
Balance, December 31, 2018	-	-	6,515,000	$652	$(670)	$2,202	$(117,939)	$(115,755)
Net loss	-	-	-	-	-	-	(28,914)	(28,914)
Balance, March 31, 2019	-	-	6,515,000	$652	$(670)	$2,202	$(146,853)	$(144,669)

The accompanying notes are an integral part of these unaudited condensed financial statements.

5

For the three months ended March 31, 2018
	Preferred Stock		Common Stock		Discount on Common	Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Deficit
Balance, December 31, 2017	-	-	7,115,000	$712	$(670)	$2,142	$(44,988)	$(42,804)
Net loss	-	-	-	-	-	-	(10,585)	(10,585)
Balance, March 31, 2018	-	-	7,115,000	$712	$(670)	$2,142	$(55,573)	$(53,389)

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIVERSE DEVELOPMENT GROUP, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the period ended March 31, 2019	For the period ended March 31, 2018
OPERATING ACTIVITIES
Net loss	$(28,914)	$(10,585)

Non-cash adjustments to reconcile net loss to net cash used in operating activities:
Changes in Operating Assets and Liabilities
Accrued liabilities	-	945
Net cash used in operating activities	(28,914)	(9,640)

FINANCING ACTIVITIES
Notes payable - related party	28,872	9,598
Net cash provided by financing activities	28,872	9,598

Net decrease in cash & cash equivalents	(42)	(42)
Cash & cash equivalents, beginning of period	104	272

Cash & cash equivalents, end of period	$62	$230

NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock cancelled by former owners	$-	$-

Supplemental cash flow information:
Income tax paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIVERSE DEVELOPMENT GROUP, INC.

Notes to Unaudited Condensed Financial Statements

March 31, 2019

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

Basis of Presentation

The accompanying unaudited condensed balance sheets as of March 31, 2019 and December 31, 2018, and the unaudited interim condensed financial information of the Company for the three months ended March 31, 2019 and 2018, have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. In the opinion of management, such financial information includes all adjustments considered necessary for a fair presentation of the Company's financial position at such date and the operating results and cash flows for such periods. Operating results for the interim period ended March 31, 2019 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2019.

Certain information and footnote disclosure normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the United States Securities and Exchange Commission ("SEC"). These unaudited condensed interim financial statements should be read in conjunction with our audited financial statements and accompanying notes included in the Amended Company's Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 20, 2019.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The cash and cash equivalents were $62 and $104 as of March 31, 2019 and December 31, 2018, respectively.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of March 31, 2019 and December 31, 2018.

INCOME TAXES

Under ASC 740, "Income Taxes," deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2019 and December 31, 2018, there were no deferred taxes due to the uncertainty of the realization of net operating loss carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. Potentially dilutive securities are excluded from the computation when their effect would be anti-dilutive. As of March 31, 2019 and December 31, 2018, there were no outstanding dilutive securities.

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

NOTE 3 - GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained net losses of $28,914 for the three months ended March 31, 2019. The Company had working capital deficits of $144,669 and $115,755 as of March 31, 2019 and December 31, 2018, respectively. The Company had an accumulated deficit of $146,853 and $117,939 as of March 31, 2019 and December 31, 2018, respectively. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing from its members or other sources, as may be required.

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

NOTE 4 - ACCRUED LIABILITIES

The Company had accrued liabilities of $3,717 and $3,717 as of March 31, 2019 and December 31, 2018, respectively. This balance includes interest of $1,723 and $373, for the three months ended March 31, 2019 and 2018, respectively.

NOTE 5 - NOTES PAYABLE – RELATED PARTY

On December 31, 2018 the Company entered into a note payable with a related party to pay certain professional fees related to Company governance and compliance with its registration with the SEC. The terms of the note are due on demand at an interest rate of 6% per annum. As of March 31, 2019, the Company incurred $141,014 as note payable to related party. The Company incurred $1,723 and $373 of interest expense for the three months ended March 31, 2019 and 2018, respectively. The Company had a balance due to related party of $112,142 at December 31, 2018.

NOTE 6 - COMMON STOCK

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock, and had 6,515,000 shares of common stock and 0 shares of preferred stock issued and outstanding as of both March 31, 2019 and December 31, 2018.

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

The Company intends to utilize funds pooled from investors to directly invest in income-yielding properties. The Company will primarily invest in diversified credit tenant investment-grade NNN properties with long-term leases. The Company's strategic roadmap includes it investing approximately 10% of its capital for higher return ground-up land development projects. Income will be largely generated from rent and capital gains from development projects. The Company intends not to have any debt other than an occasional short-term loan that is project-specific. The Company's purchase of existing investment-grade credit tenant properties should be completed within the first two quarters of total capitalization, generating the cash flow and liquidity needed to continue operations.

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

During the three months ended March 31, 2019 and 2018, the Company posted net losses of $28,914 and 10,585, respectively.

Alternative Financial Planning

The Company has no alternative financial plans at the moment. If the Company is not able to successfully raise monies as needed through a private placement or other securities offering (including, but not limited to, a primary public offering of securities), the Company’s ability to expand its business plan or strategy over the next two years will be jeopardized.

Results of Operations

Three months ended March 31, 2019

The Company generated no revenues and had a net loss of $28,914 for the three months ended March 31, 2019. Company’s net loss was the primary result of $26,746 in professional fees and $445 in banking service and licensing fees paid. The Company incurred $1,723 of interest expense.

Three months ended March 31, 2018

The Company generated no revenues and had a net loss of $10,585 for the three months ended March 31, 2018. Company’s net loss was the primary result of $10,170 in professional and filing fees and $42 in service fees paid for use of its bank account. The Company incurred $373 of interest expense.

Liquidity and Capital Resources

The Company had cash of $62 and $104 as of March 31, 2019 and December 31, 2018, respectively. The Company had working capital deficit of $144,669 and $115,755 as of March 31, 2019 and December 31, 2018, respectively.

For the three months ended March 31, 2019 the Company used $28,914 in its operations. The Company also received $28,872 in related party notes. The Company incurred losses of $28,914.

For the three months ended March 31, 2018, the Company used $9,640 from its operating activities. The Company also received $9,598 in related party notes. The Company incurred losses of $10,585.

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

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer, the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2019, have been evaluated, and, based upon this evaluation, the Company’s Chief Executive Officer has concluded that these controls and procedures are not effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

Management and directors will continue to monitor and evaluate the effectiveness of the Company's internal controls and procedures and the Company's internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow. There were no changes in internal control over financial reporting during the quarter ended March 31, 2019.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of March 31, 2019, there were no pending or threatened legal proceedings that could reasonably be expected to have a material effect on the results of our operations.

ITEM 1A. RISK FACTORS.

There have been no material changes to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K which was filed with the SEC on March 20, 2019.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of March 31, 2019, 6,515,000 shares of common stock and no shares of preferred stock were issued and outstanding.

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

______

* filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIVERSE DEVELOPMENT GROUP, INC.

Dated: May 20, 2019	By:	/s/ Christopher Kiritsis
President, Chief Financial Officer

