Form 10-Q/A
period 2019-03-31
Diverse Development Group Inc.
filed 2019-08-08
CIK 1672897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

The purpose of this amendment is to include the XBRL exhibits which were omitted from the 10-Q report filed on May 20, 2019.

2

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

DIVERSE DEVELOPMENT GROUP, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
	For the period ended March 31, 2019	For the period ended March 31, 2018

Revenue	$-	$-

Operating expenses	27,191	10,212

Net loss from operations	(27,191)	(10,212)
Interest expense	(1,723)	(373)
Net loss	$(28,914)	$(10,585)

Loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average shares - basic and diluted	6,515,000	7,115,000

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

6

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

DIVERSE DEVELOPMENT GROUP, INC.

Dated: August 7, 2019	By:	/s/ Christopher Kiritsis
President, Chief Financial Officer

