Form 10-Q
period 2019-06-30
Diverse Development Group Inc.
filed 2019-08-12
CIK 1672897

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	N/A	N/A

As of August 12, 2019, 6,515,000 shares of the Registrant’s common stock, par value $0.0001 per share, were issued and outstanding.

The aggregate market value of the registrant’s voting stock held by non-affiliates on June 30, 2019 (based upon the per share closing price of $0 was approximately $0 (0 shares)

Diverse Development Group, Inc.

Quarterly Report on Form 10-Q

Period Ended June 30, 2019

PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

DIVERSE DEVELOPMENT GROUP, INC.
CONDENSED BALANCE SHEETS
(Unaudited)

	June 30, 2019	December 31, 2018

ASSETS
Current assets
Cash & cash equivalents	$20	$104
Total Current Assets	20	104

Total assets	$20	$104

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accrued liabilities	$3,717	$3,717
Note payable - related party	158,845	112,142

Current liabilities	162,562	115,859

Stockholders' deficit
Preferred stock, $0.0001 par value, 20,000,000 shares	-	-
authorized; none outstanding as of June 30, 2019 and
December 31, 2018
Common stock; $0.0001 par value, 100,000,000 shares	652	652
authorized; 6,515,000 shares issued and outstanding
as of June 30, 2019 and December 31, 2018
Discount on Common Stock	(670)	(670)
Additional paid - in capital	2,202	2,202
Accumulated deficit	(164,726)	(117,939)

Total stockholders' deficit	(162,542)	(115,755)
Total liabilities and stockholders' deficit	$20	$104

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIVERSE DEVELOPMENT GROUP, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended June 30, 2019	For the three months ended June 30, 2018	For the six months ended June 30, 2019	For the six months ended June 30, 2018

Revenue	$-	$-	$-	$-
Cost of revenue	-	-	-	-
Gross profit	-	-	-	-

Operating expenses	15,717	12,675	42,908	22,887

Net loss from operations	(15,717)	(12,675)	(42,908)	(22,887)
Interest expense	(2,156)	(517)	(3,879)	(890)
Net loss before income taxes	(17,873)	(13,192)	(46,787)	(23,777)
Income tax expense	-	-	-	-
Net loss	$(17,873)	$(13,192)	$(46,787)	$(23,777)

Loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average shares - basic and diluted	6,515,000	7,115,000	6,515,000	7,115,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIVERSE DEVELOPMENT GROUP, INC.
CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT

For the six months ended June 30, 2019
	Preferred Stock		Common Stock		Discount on Common	Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Deficit
Balance, December 31, 2018	-	-	6,515,000	$652	$(670)	$2,202	$(117,939)	$(115,755)
Net loss	-	-	-	-	-	-	(28,914)	(28,914)
Balance, March 31, 2019	-	-	6,515,000	652	(670)	2,202	$(146,853)	(144,669)
Net loss	-	-	-	-	-	-	(17,873)	(17,873)
Balance, June 30, 2019 (unaudited)	-	-	6,515,000	$652	$(670)	$2,202	$(164,726)	$(162,542)

For the six months ended June 30, 2018
	Preferred Stock		Common Stock		Discount on Common	Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Deficit
Balance, December 31, 2017	-	-	7,115,000	$712	$(670)	$2,142	$(44,988)	$(42,804)
Net loss	-	-	-	-	-	-	(10,585)	(10,585)
Balance, March 31, 2018	-	-	7,155,000	712	(670)	$2,142	(55,573)	(53,389)
Net loss	-	-	-	-	-	-	(13,192)	(13,192)
Balance, June 30, 2018 (unaudited)	-	-	7,115,000	$712	$(670)	$2,142	$(68,765)	$(66,581)

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIVERSE DEVELOPMENT GROUP, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended June 30, 2019	For the six months ended June 30, 2018
OPERATING ACTIVITIES
Net loss	$(46,787)	$(23,777)

Changes in Operating Assets and Liabilities
Accrued liabilities	-	(5,653)
Net cash used in operating activities	(46,787)	(29,430)

FINANCING ACTIVITIES
Notes payable - related party	46,703	29,346
Net cash provided by financing activities	46,703	29,346

Net decrease in cash & cash equivalents	(84)	(84)
Cash & cash equivalents, beginning of period	104	272

Cash & cash equivalents, end of period	$20	$188

Supplemental cash flow information:
Income tax paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIVERSE DEVELOPMENT GROUP, INC.

Notes to Unaudited Condensed Financial Statements

For the Three and Six Months Ended June 30, 2019 and 2018

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

Basis of Presentation

The accompanying condensed financial statements have been prepared without audit in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. In the opinion of management, such financial information includes all adjustments considered necessary for a fair presentation of the Company’s interim financial statements. Operating results for the interim period ended June 30, 2019 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2019.

Certain information and footnote disclosure normally included in financial statements in accordance with U.S. GAAP have been omitted pursuant to the rules of the United States Securities and Exchange Commission (“SEC”). These unaudited condensed interim financial statements should be read in conjunction with our audited financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 20, 2019.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The cash and cash equivalents were $20 and $104 as of June 30, 2019 and December 31, 2018, respectively.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of June 30, 2019 and December 31, 2018.

INCOME TAXES

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2019 and December 31, 2018, there were no deferred taxes due to the uncertainty of the realization of net operating loss carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. Dilutive loss per share excludes all potential common shares in their effect is anti-dilutive. As of June 30, 2019, and December 31, 2018, there were no outstanding dilutive securities.

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

NOTE 3 - GOING CONCERN

The Company has not yet generated any revenue and has sustained net losses of $46,787 for the six months ended June 30, 2019. The Company had working capital deficits of $162,542 and $115,755 as of June 30, 2019 and December 31, 2018, respectively. The Company had an accumulated deficit of $164,726 and $117,939 as of June 30, 2019 and December 31, 2018, respectively. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing from its members or other sources, as may be required.

The accompanying interim financial statements have been prepared assuming that the Company will continue as a going concern; however, the above condition raises substantial doubt about the Company’s ability to do so. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

In order to maintain its current level of operations, the Company will require additional working capital from either cash flow borrowings from a related party or from the sale of its equity. However, the Company currently has no commitments from any third parties for the purchase of its equity. If the Company is unable to acquire additional working capital, it will be required to significantly reduce its current level of operations.

NOTE 4 - ACCRUED LIABILITIES

The Company had accrued liabilities of $3,717 and $3,717 as of June 30, 2019 and December 31, 2018, respectively.

NOTE 5 - NOTES PAYABLE – RELATED PARTY

On June 30, 2019 the Company entered into a note payable with the President and CFO, who is a related party, to pay certain professional fees related to Company governance and compliance with its registration with the SEC. The terms of the note are due on demand at an interest rate of 6% per annum. As of June 30, 2019, the Company has an outstanding balance of $158,845 of notes payable to a related party. The Company incurred $3,879 and $890 of interest expense for the six months ended June 30, 2019 and June 30, 2018, respectively which is included in the balance of the related party note payable. The Company had a balance due to related party of $112,142 at December 31, 2018.

For the six months ended June 30, 2019, the Company borrowed $42,908.

NOTE 6 - COMMON STOCK

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. The Company has common stock outstanding of 6,515,000 shares of outstanding as of June 30, 2019 and December 31, 2018.

NOTE 7 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through, the date at which the financial statements were issued, and has determined that there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events”.

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

During the six months ended June 30, 2019, the Company posted net losses of $46,787.

Alternative Financial Planning

The Company has no alternative financial plans at the moment. If the Company is not able to successfully raise monies as needed through a private placement or other securities offering (including, but not limited to, a primary public offering of securities), the Company’s ability to expand its business plan or strategy over the next two years will be jeopardized.

Results of Operations

Six months ended June 30, 2019

The Company generated no revenues and had a net loss of $46,787 for the six months ended June 30, 2019. The Company’s net loss was the primary result of $41,744 professional and filing fees for the purpose of maintaining its registration. The Company also incurred $3,879 in interest expense. Due to increases in filings fees and professional fees associated, losses increased over the prior year by 49%.

Six months ended June 30, 2018

The Company generated no revenues and had a net loss of $23,777 for the six months ended June 30, 2018. The Company’s net loss was the primary result of $22,803 professional and filing fees for the purpose of maintaining its registration. The Company also incurred $890 in interest expense.

Three months ended June 30, 2019

The Company generated no revenues and had a net loss of $17,873 for the three months ended June 30, 2019. The Company’s net loss was the primary result of professional and filing fees for the purpose of maintaining its registration. The Company also incurred $2,156 in interest expense.

Three months ended June 30, 2018

The Company generated no revenues and had a net loss of $13,192 for the three months ended June 30, 2018. The Company’s net loss was the primary result of professional and filing fees for the purpose of maintaining its registration. The Company also incurred $517 in interest expense.

Liquidity and Capital Resources

The Company had cash of $20 and $104 as of June 30, 2019 and December 31, 2018, respectively. The Company had working capital deficit of $162,542 and $115,755 as of June 30, 2019 and December 31, 2018, respectively.

For the six months ended June 30, 2019 the Company used $46,787 in its operations. The Company also received $46,703 in related party notes. The Company incurred losses of $46,787.

For the six months ended June 30, 2018, the Company used $29,430 from its operating activities. The Company also received $29,346 in related party notes. The Company incurred losses of $23,777.

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

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer, the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2019, have been evaluated, and, based upon this evaluation, the Company’s Chief Executive Officer has concluded that these controls and procedures are not effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

Management and directors will continue to monitor and evaluate the effectiveness of the Company’s internal controls and procedures and the Company’s internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow. There were no changes in internal control over financial reporting during the quarter ended June 30, 2019.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of June 30, 2019, there were no pending or threatened legal proceedings that could reasonably be expected to have a material effect on the results of our operations.

ITEM 1A. RISK FACTORS.

There have been no material changes to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K which was filed with the SEC on March 20, 2019.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of June 30, 2019, 6,515,000 shares of common stock and no shares of preferred stock were issued and outstanding.

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

DIVERSE DEVELOPMENT GROUP, INC.

Dated: August 12, 2019	By:	/s/ Christopher Kiritsis
Christopher Kiritsis
President, Chief Financial Officer

