Form 10-Q
period 2019-09-30
Diverse Development Group Inc.
filed 2019-11-12
CIK 1672897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Large accelerated filer	☐	Accelerated Filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 7, 2019, 6,515,000 shares of the Registrant’s common stock, par value $0.0001 per share, were issued and outstanding.

The aggregate market value of the registrant’s voting stock held by non-affiliates on September 30, 2019 (based upon the per share closing price of $0 was approximately $0 (0 shares)

Diverse Development Group, Inc.

Quarterly Report on Form 10-Q

Period Ended September 30, 2019

PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

DIVERSE DEVELOPMENT GROUP, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2019	December 31, 2018

ASSETS
Current assets
Cash & cash equivalents	$178	$104
Total Current Assets	178	104

Total assets	$178	$104

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accrued liabilities	$-	$3,717
Note payable - related party	174,015	112,142

Current liabilities	174,015	115,859

Stockholders' deficit
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none outstanding	-	-
Common stock; $0.0001 par value, 100,000,000 shares authorized; 6,515,000 shares issued and outstanding	652	652
Discount on Common Stock	(670)	(670)
Additional paid - in capital	2,202	2,202
Accumulated deficit	(176,021)	(117,939)

Total stockholders' deficit	(173,837)	(115,755)
Total liabilities and stockholders' deficit	$178	$104

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIVERSE DEVELOPMENT GROUP, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended September 30, 2019	For the three months ended September 30, 2018	For the nine months ended September 30, 2019	For the nine months ended September 30, 2018
Revenue	$-	$-	$-	$-
Cost of revenue	-	-	-	-
Gross profit	-	-	-	-
Operating expenses	8,912	13,276	51,820	36,163
Net loss from operations	(8,912)	(13,276)	(51,820)	(36,163)
Interest expense	(2,383)	(814)	(6,262)	(1,704)
Net loss before income taxes	(11,295)	(14,090)	(58,082)	(37,867)
Income tax expense	-	-	-	-
Net loss	$(11,295)	$(14,090)	$(58,082)	$(37,867)
Loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Weighted average shares - basic and diluted	6,515,000	7,115,000	6,515,000	7,115,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIVERSE DEVELOPMENT GROUP, INC.

CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT

(unaudited)

For the nine months ended September 30, 2019

	Preferred Stock		Common Stock		Discount on Common	Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Deficit
Balance, December 31, 2018	-	-	6,515,000	$652	$(670)	$2,202	$(117,939)	$(115,755)
Net loss	-	-	-	-	-	-	(28,914)	(28,914)
Balance, March 31, 2019	-	-	6,515,000	652	(670)	2,202	(146,853)	(144,669)
Net loss	-	-	-	-	-	-	(17,873)	(17,873)
Balance, June 30, 2019	-	-	6,515,000	$652	$(670)	$2,202	(164,726)	(162,542)
Net loss	-	-	-	-	-	-	(11,295)	(11,295)
Balance, September 30, 2019	-	-	6,515,000	$652	$(670)	$2,202	$(176,021)	$(173,837)

For the nine months ended September 30, 2018

	Preferred Stock		Common Stock		Discount on Common	Additional Paid-	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Stock	in Capital	Deficit	Deficit
Balance, December 31, 2017	-	-	7,115,000	$712	$(670)	$2,142	$(44,988)	$(42,804)
Net loss	-	-	-	-	-	-	(10,585)	(10,585)
Balance, March 31, 2018	-	-	7,115,000	712	(670)	2,142	(55,573)	(53,389)
Net loss	-	-	-	-	-	-	(13,192)	(13,192)
Balance, June 30, 2018	-	-	7,115,000	$712	$(670)	$2,142	(68,765)	(66,581)
Net loss	-	-	-	-	-	-	(14,090)	(14,090)
Balance, September 30, 2018	-	-	7,115,000	$712	$(670)	$2,142	$(82,855)	$(80,671)

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIVERSE DEVELOPMENT GROUP, INC.

 CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30, 2019	For the nine months ended September 30, 2018
OPERATING ACTIVITIES
Net loss	$(58,082)	$(37,867)
Changes in Operating Assets and Liabilities
Accrued liabilities	(3,717)	(5,653)
Net cash used in operating activities	(61,799)	(43,520)
FINANCING ACTIVITIES
Notes payable - related party	61,873	43,394
Net cash provided by financing activities	61,873	43,394
Net increase (decrease) in cash & cash equivalents	74	(126)
Cash & cash equivalents, beginning of period	104	272
Cash & cash equivalents, end of period	$178	$146

Supplemental cash flow information:
Income tax paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIVERSE DEVELOPMENT GROUP, INC.

Notes to Unaudited Condensed Financial Statements

For the Three and Nine Months Ended September 30, 2019 and 2018

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

Basis of Presentation

The accompanying condensed financial statements have been prepared without audit in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. In the opinion of management, such financial information includes all adjustments considered necessary for a fair presentation of the Company’s interim financial statements. Operating results for the interim period ended September 30, 2019 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2019.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The cash and cash equivalents were $178 and $104 as of September 30, 2019 and December 31, 2018, respectively.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of September 30, 2019 and December 31, 2018.

INCOME TAXES

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2019 and December 31, 2018, there were no deferred taxes due to the uncertainty of the realization of net operating loss carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. Dilutive loss per share excludes all potential common shares in their effect is anti-dilutive. As of September 30, 2019, and December 31, 2018, there were no outstanding dilutive securities.

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

NOTE 3 - GOING CONCERN

The Company has not yet generated any revenue and has sustained net losses of $58,082 for the nine months ended September 30, 2019. The Company had working capital deficits of $173,837 and $115,755 as of September 30, 2019 and December 31, 2018, respectively. The Company had an accumulated deficit of $176,021 and $117,939 as of September 30, 2019 and December 31, 2018, respectively. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing from its members or other sources, as may be required.

The accompanying interim condensed financial statements have been prepared assuming that the Company will continue as a going concern; however, the above condition raises substantial doubt about the Company’s ability to do so. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

NOTE 4 - ACCRUED LIABILITIES

The Company had accrued liabilities of $0 and $3,717 as of September 30, 2019 and December 31, 2018, respectively.

NOTE 5 - NOTES PAYABLE – RELATED PARTY

On December 31, 2018 the Company entered into a note payable with its President and CFO, to pay certain professional fees related to Company governance and compliance with its registration with the SEC. The terms of the note are due on demand at an interest rate of 6% per annum. As of September 30, 2019, the Company has an outstanding balance of $174,015 of notes payable to a related party. The Company incurred $6,262 and $1,704 of interest expense for the nine months ended September 30, 2019 and September 30, 2018, respectively which is included in the balance of the related party note payable. The Company had a balance due to related party of $112,142 at December 31, 2018.

For the nine months ended September 30, 2019, the Company borrowed $61,873.

NOTE 6 - COMMON STOCK

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. The Company has common stock outstanding of 6,515,000 shares of outstanding as of September 30, 2019 and December 31, 2018.

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

The Company intends to utilize funds pooled from investors to directly invest in income-yielding properties. The Company will primarily invest in diversified credit tenant investment-grade NNN properties with long-term leases. The Company’s strategic roadmap includes it investing approximately 10% of its capital for higher return ground-up land development projects. Income will be largely generated from rent and capital gains from development projects. The Company intends not to have any debt other than an occasional short-term loan that is project-specific. The Company’s purchase of existing investment-grade credit tenant properties should be completed within the first two quarters of total capitalization, generating the cash flow and liquidity needed to continue operations.

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

During the nine months ended September 30, 2019, the Company posted net losses of $58,082.

Alternative Financial Planning

The Company has no alternative financial plans at the moment. If the Company is not able to successfully raise monies as needed through a private placement or other securities offering (including, but not limited to, a primary public offering of securities), the Company’s ability to expand its business plan or strategy over the next two years will be jeopardized.

Results of Operations

Nine months ended September 30, 2019

The Company generated no revenues and had a net loss of $58,082 for the nine months ended September 30, 2019. The Company’s net loss was the primary result of $51,820 professional and filing fees for the purpose of maintaining its registration. The Company also incurred $6,262 in interest expense. Due to increases in filings fees and professional fees associated, losses increased over the prior year by 35%.

Nine months ended September 30, 2018

The Company generated no revenues and had a net loss of $37,867 for the nine months ended September 30, 2018. The Company’s net loss was the primary result of $36,163 professional and filing fees for the purpose of maintaining its registration. The Company also incurred $1,704 in interest expense.

Three months ended September 30, 2019

The Company generated no revenues and had a net loss of $11,295 for the three months ended September 30, 2019. The Company’s net loss was the primary result of $8,912 in professional and filing fees. The Company also incurred $2,383 in interest expense.

Three months ended September 30, 2018

The Company generated no revenues and had a net loss of $14,090 for the three months ended September 30, 2018. The Company’s net loss was the primary result of $13,276 in professional and filing fees. The Company also incurred $814 in interest expense.

Liquidity and Capital Resources

The Company had cash of $178 and $104 as of September 30, 2019 and December 31, 2018, respectively. The Company had working capital deficit of $173,837 and $115,755 as of September 30, 2019 and December 31, 2018, respectively.

For the nine months ended September 30, 2019 the Company used $61,799 in its operations. The Company also received $61,873 in related party notes. The Company incurred losses of $58,082.

For the nine months ended September 30, 2018, the Company used $43,520 from its operating activities. The Company also received $43,394 in related party notes. The Company incurred losses of $37,867.

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

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer, the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2019, have been evaluated, and, based upon this evaluation, the Company’s Chief Executive Officer has concluded that these controls and procedures are not effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

Management and directors will continue to monitor and evaluate the effectiveness of the Company’s internal controls and procedures and the Company’s internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow. There were no changes in internal control over financial reporting during the quarter ended September 30, 2019.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of September 30, 2019, there were no pending or threatened legal proceedings that could reasonably be expected to have a material effect on the results of our operations.

ITEM 1A. RISK FACTORS.

There have been no material changes to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K which was filed with the SEC on March 20, 2019.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of September 30, 2019, 6,515,000 shares of common stock and no shares of preferred stock were issued and outstanding.

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

DIVERSE DEVELOPMENT GROUP, INC.

Dated: November 12, 2019	By:	/s/ Christopher Kiritsis
Christopher Kiritsis
President, Chief Financial Officer

